Form 10-Q
period 1997-09-30
INTERNATIONAL TOTAL SERVICES INC
filed 1997-11-04
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   [MARK ONE]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission File No. 333-29463

                       INTERNATIONAL TOTAL SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                               34-1264201
--------------------------------                        --------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

5005 Rockside Road, Cleveland, OH                             44131
------------------------------------------              --------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (216) 642-4522
                                                    ----------------------


                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X                     No
                        ----------                      ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,662,494 shares on October 31, 1997.


                       INTERNATIONAL TOTAL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                        Page No.
                                                                                        --------
PART I    FINANCIAL INFORMATION

ITEM 1    Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                      September 30, 1997 (Unaudited) and March 31, 1997                     2

                 Condensed Consolidated Statements of Operations
                      (Unaudited) - Three Months Ended September 30, 1997 and 1996          3

                 Condensed Consolidated Statements of Operations
                      (Unaudited) - Six Months Ended September 30, 1997 and 1996            4

                 Condensed Consolidated Statements of Cash Flows
                      (Unaudited) - Six Months Ended September 30, 1997 and 1996            5

                 Notes to Condensed Consolidated Financial Statements                       6

ITEM 2    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                        7

PART II   OTHER INFORMATION AND SIGNATURE

ITEM 6    Exhibits and Reports on Form 8-K                                                  10


SIGNATURE                                                                                   11


PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                       INTERNATIONAL TOTAL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                             September 30,            March 31,
                                                                                                 1997                    1997
                                                                                            ----------------        ---------------
                                          ASSETS                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                $    21,432             $    1,452
   Accounts receivable - net of allowance for doubtful accounts of $100                          14,767                 11,784
        in each period
   Deferred tax assets                                                                            1,494                  1,494
   Other current assets                                                                           2,830                  1,556
                                                                                        ----------------        ---------------
                       Total current assets                                                      40,523                 16,286

Property and equipment, net of accumulated depreciation of
   $4,704 and $4,336                                                                              3,384                  3,254
Intangibles, less accumulated amortization of $958 and $650                                       8,758                  4,346
Security deposits and other                                                                         129                  3,115
                                                                                        ----------------        ---------------

                                                                                             $   52,794             $   27,001
                                                                                        ================        ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term obligations                                                       $ 342                $ 2,520
   Trade accounts payable                                                                         5,817                  2,748
   Accrued payroll and other liabilities                                                          9,390                 10,121
   Income taxes payable                                                                           1,062                    573
                                                                                        ----------------        ---------------
                       Total current liabilities                                                 16,611                 15,962
                                                                                        ----------------        ---------------

Deferred tax liability                                                                              289                    289
Long-term obligations                                                                                69                  7,555

STOCKHOLDERS' EQUITY:
    Common stock, without par value, stated at $.01 per share - authorized
          20,000,000 shares, issued 6,662,494 and 3,660,357 respectively                             67                     37
    Additional paid-in capital                                                                   31,095                    473
    Cumulative translation adjustment                                                               (99)                   (99)
    Retained earnings                                                                             4,762                  2,784
                                                                                        ================        ===============
                       Total stockholders' equity                                                35,825                  3,195
                                                                                        ----------------        ---------------
                                                                                             $   52,794             $   27,001
                                                                                        ================        ===============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except share amounts)

                                                                                    Three Months Ended September 30,
                                                                                   --------------------------------------
                                                                                      1997                       1996
                                                                                   ------------              ------------

Operating revenue                                                                  $     38,604              $     29,071
Cost of operating revenues                                                               32,292                    24,596
                                                                                   ------------              ------------
         Gross profit                                                                     6,312                     4,475
General and administrative expenses                                                       4,043                     3,391
                                                                                   ------------              ------------
Operating income                                                                          2,269                     1,084
Interest expense                                                                            344                       141
                                                                                   ------------              ------------
Income before income taxes                                                                1,925                       943
Income taxes                                                                                800                       394
                                                                                   ------------              ------------
         Net income                                                                $      1,125              $        549
                                                                                   ------------              ------------

Net income per common and common equivalent shares                                 $       0.27              $       0.10
                                                                                   ============              ============

Weighted average common and common equivalent shares                                  4,160,415                 5,678,262
                                                                                   ============              ============
















The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except share amounts)

                                                                                   Six Months Ended September 30,
                                                                              ------------------------------------------
                                                                                   1997                       1996
                                                                              ----------------           ---------------

Operating revenue                                                             $        76,968            $       53,051
Cost of operating revenues                                                             64,116                    45,015
                                                                              ----------------           ---------------
         Gross profit                                                                  12,852                     8,036
General and administrative expenses                                                     8,682                     6,087
                                                                              ----------------           ---------------
Operating income                                                                        4,170                     1,949
Interest expense                                                                          758                       246
                                                                              ----------------           ---------------
Income before income taxes                                                              3,412                     1,703
Income taxes                                                                            1,434                       712
                                                                              ----------------           ---------------
         Net income                                                           $         1,978            $          991
                                                                              ----------------           ---------------

Net income per common and common equivalent shares                            $          0.51            $         0.17
                                                                              ================           ===============

Weighted average common and common equivalent shares                                3,907,700                 5,681,485
                                                                              ================           ===============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                              Six Months Ended September 30,
                                                                                       ------------------------------------------
                                                                                             1997                       1996
                                                                                       ----------------           ---------------
Cash flows from operating activities:
  Net income                                                                                 $   1,978                   $   991
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                            691                       624
          Changes in working capital, net                                                         (610)                   (1,441)
          Net loss on sale of fixed assets                                                           3                       227
                                                                                       ----------------           ---------------
                      Net cash provided by operating activities                                  2,062                       401

Cash flows used in investing activities:
  Purchases of property and equipment, net                                                        (567)                     (425)
  Purchases of contracts                                                                        (2,307)                     (767)
                                                                                       ----------------           ---------------
                      Net cash used in investing activities                                     (2,874)                   (1,192)

Cash flows from financing activities:
  Repayment of long-term debt, net                                                              (9,220)                    1,122
  Proceeds from initial public offering - net                                                   30,012                         -
                                                                                       ----------------           ---------------
                       Net cash provided by financing activities                                20,792                     1,122

Effect of exchange rates on cash                                                                     -                       (39)
                                                                                       ----------------           ---------------
Net change in cash and cash equivalents                                                         19,980                       292

Cash and cash equivalents at beginning of period                                                 1,452                     1,873
                                                                                       ----------------           ---------------
Cash and cash equivalents at end of period                                                  $   21,432                 $   2,165
                                                                                       ================           ===============


Cash paid during the period for:

Interest                                                                                          $758                      $246
                                                                                       ================           ===============
Income taxes                                                                                      $904                      $577
                                                                                       ================           ===============











The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                   (unaudited)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations for the three and six months ended September 30, 1997 and 1996, respectively, and the results of its cash flows for the six months ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 1998. The accounting policies of the Company continue unchanged from March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 1997 included in the Company's prospectus dated September 19, 1997.


2. INITIAL PUBLIC OFFERING - On September 24, 1997 the Company completed an initial public offering (the "Offering" or "IPO") of its common stock. Prior to the completion of the Offering, the capital structure of ITS consisted of 20,000,000 shares authorized, 3,641,017 issued and outstanding, of $.01 par value common stock. All references to outstanding shares of common stock give effect to the revised capital structure.

3. ACQUISITIONS - On October 10, 1997, the Company acquired the service contracts of National Security Services, Inc., dba Curtis Security Services, based in San Francisco, and White Lion Aviation Security, Ltd., based in London, England. The two companies had combined annual revenues of approximately $5 million.

     On October 13, 1997, the Company acquired the service contracts of ARC Security, Inc. (ARC). The annual revenues for ARC were approximately $25 million. The acquisition agreement and the exhibits are included with this report.

     The three acquisitions above were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values.

4. EARNINGS PER SHARE - in February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will be required to adopt SFAS No. 128 in the third quarter of fiscal 1997. All prior period earnings per share data will be restated to conform with the provisions of SFAS No. 128. Based on a preliminary evaluation of this Standards' requirements, the Company does not expect the per share amounts reported under SFAS No. 128 to be materially different from those calculated and presented under Accounting Principles Board Opinion 15.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Operating Results - Three Months Ended September 30, 1997 and 1996
------------------------------------------------------------------

Revenues increased $9.5 million, or 33%, to $38.6 million in the second quarter of 1997 from $29.1 million in the second quarter of 1996. This increase is attributable to an increase in revenues from the seven acquisitions that were completed during the past year of $7.5 million and an increase in revenues from existing customers for aircraft cleaning and ground handling of $2 million.

Gross profit was $6.3 million for the second quarter of 1997 compared to $4.5 million in the second quarter of 1996, an increase of 41%. Measured as a % of net sales, gross profit margins increased to 16.4% in 1997 from 15.4% in 1996. Such improvement in 1997 was primarily attributable to higher margin contracts mostly from the acquisitions and the increase in revenues for aircraft cleaning and ground handling and decreases in worker's compensation and liability insurance costs as a percentage of net sales.

General and administrative expenses for the second quarter of 1997 were $4.0 million compared to $3.4 million in the second quarter of 1996, an increase of 19%. Measured as a percentage of net sales, these expenses were 10.5% in 1997 and 11.7% in 1996. This percentage decrease was due to the Company's focus on increasing revenues without a proportionate increase in corporate expenses.

Interest expenses increased in the second quarter of 1997 to $344,000 from $141,000 in the second quarter of 1996 due to an increase in the amount of debt outstanding exclusively as a result of the acquisitions.

As a result of the foregoing, the Company's net income increased to $1,125,000 in the second quarter of 1997 compared to $549,000 in the second quarter of 1996, an increase of 105%. The Company provided income taxes at an estimated rate of 41% which is slightly less than the effective annual rate in 1996.

Operating Results - Six Months Ended September 30, 1997 and 1996
----------------------------------------------------------------

Revenues increased $23.9 million, or 45%, to $77.0 million for the six months ended September 30, 1997 from $53.1 million for the six months ended September 30, 1996. This increase is attributable to an increase in revenues from the seven acquisitions that were completed during the past year of $19.1 million and an increase in revenues from existing customers for aircraft cleaning and ground handling of $4.8 million.

Gross profit was $12.8 million for the six months ended September 30, 1997 compared to $8.0 million for the six months ended September 30, 1996, an increase of 60%. Measured as a % of net sales, gross profit margins increased to 16.7% in 1997 from 15.1% in 1996. Such improvement in 1997 was primarily attributable to higher margin contracts mostly from the acquisitions and the increase in revenues for aircraft cleaning and ground handling and decreases in worker's compensation and liability insurance costs as a percentage of net sales.

General and administrative expenses for the six months ended September 30, 1997 were $8.7 million compared to $6.1 million in the six months ended September 30, 1996, an increase of 43%. Measured as a percentage of net sales, these expenses were 11.3% in 1997 and 11.5% in 1996. This percentage decrease was due to the Company's focus on increasing revenues without a proportionate increase in corporate expenses.

Interest expenses increased for the six months ended September 30, 1997 to $758,000 from $246,000 for the six months ended September 30, 1996 due to an increase in the amount of debt outstanding exclusively as a result of the acquisitions.

As a result of the foregoing, the Company's net income increased to $1,978,000 for the six months ended September 30, 1997 compared to $991,000 for the six months ended September 30, 1996, an increase of 100%.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $2.1 million for the six months ended September 30, 1997 compared to $400,000 for the six months ended September 30, 1996. This increase was the result of the increase of $1.0 million in net income before depreciation and amortization and the increase of $700,000 from changes in working capital due to the timing of payments of accounts payable and accrued expenses.

Cash used in investing activities for the six months ended September 30, 1997 was $2.9 million compared to $1.2 million for the six months ended September 30, 1996. This was principally the result of the acquisitions of $2.3 million in 1997 as compared to $700,000 in 1996. Cash provided by financing activities for the six months ended September 30, 1997 was $20.8 million compared to $1.1 million for the six months ended September 30, 1996 due to the proceeds from the Company's initial public offering.

Capital expenditures were approximately $567,000 for the six months ended September 30, 1997 compared to $425,000 for the six months ended September 30, 1996. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems.

The Company completed its initial public offering of common stock on September 24, 1997 raising net proceeds after expenses of approximately $30.0 million. These proceeds were used to repay all outstanding amounts under the Company's credit facility and to retire other outstanding acquisition related debt. Following the IPO, interest expense was substantially reduced.

The Company believes that funds generated from operations, together with existing cash, the net proceeds from the IPO, and borrowings under the credit facility, will be sufficient to finance its current operations, planned capital expenditures, internal growth and acquisitions for at least the next year.

Concurrent with the receipt of the IPO proceeds on September 24, 1997, all outstanding amounts under the credit facility were repaid in full. There were no outstanding borrowings under the credit facility at September 30, 1997.

                       INTERNATIONAL TOTAL SERVICES, INC.

Part II - OTHER INFORMATION AND SIGNATURE

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits:

                 Exhibit Number     Description
                 --------------     -----------

                       10.1         Asset Purchase Agreement
                       11           Computation of Earnings Per Share
                       27           Financial Data Schedule (For SEC Filing
                                      Purposes Only)



         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1997

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERNATIONAL TOTAL SERVICES, INC.

                                  (REGISTRANT)




Date: October 31, 1997            By: /s/ Robert A. Swartz
                                     ------------------------------------------
                                     Robert A. Swartz
                                     Vice President and Chief Financial Officer
                                     (On behalf of the Registrant and as Chief
                                      Accounting Officer)