Form 10-Q
period 1997-12-31
INTERNATIONAL TOTAL SERVICES INC
filed 1998-02-05
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission File No. 333-29463

                       INTERNATIONAL TOTAL SERVICES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


           OHIO                                            34-1264201
-------------------------------                        ------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)


5005 Rockside Road, Cleveland, OH                            44131
-------------------------------------------            ------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code            (216) 642-4522
                                                              --------------

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
                               Yes      X           No
                                     --------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,662,494 shares on February 6, 1998.

                       INTERNATIONAL TOTAL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                               Page No.
                                                                                               --------
PART I         FINANCIAL INFORMATION

ITEM 1         Condensed Consolidated Financial Statements -- It complies with S-X

                      Condensed Consolidated Balance Sheets
                           December 31, 1997 (Unaudited) and March 31, 1997                       2

                      Condensed Consolidated Statements of Operations
                           (Unaudited) - Three Months Ended December 31, 1997 and 1996            3

                      Condensed Consolidated Statements of Operations
                           (Unaudited) - Nine Months Ended December 31, 1997 and 1996             4

                      Condensed Consolidated Statements of Cash Flows
                           (Unaudited) - Nine Months Ended December 31, 1997 and 1996             5

                      Notes to Condensed Consolidated Financial Statements                       6-7

ITEM 2         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        8-10

PART II        OTHER INFORMATION AND SIGNATURE

ITEM 6         Exhibits and Reports on Form 8-K                                                   11


SIGNATURE                                                                                         12

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                       INTERNATIONAL TOTAL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                      December 31,                March 31,
                                                                                          1997                       1997
                                                                                    ----------------           ---------------
                                          ASSETS                                      (unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                         $    3,755                $    1,452
       Accounts receivable - net of allowance for doubtful accounts of $100                  19,316                    11,784
            in each period
       Deferred tax assets                                                                    1,694                     1,494
       Other current assets                                                                   3,285                     1,556
                                                                                    ----------------           ---------------
                           Total current assets                                              28,050                    16,286

Property and equipment, net of accumulated depreciation of
       $4,945 and $4,336                                                                      5,044                     3,254
Intangibles, less accumulated amortization of $1,230 and $649                                18,668                     4,346
Security deposits and other                                                                     152                     3,115
                                                                                    ----------------           ---------------

                                                                                         $   51,914                $   27,001
                                                                                    ================           ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term obligations                                                 $ 0                   $ 2,520
       Trade accounts payable                                                                 5,128                     2,748
       Accrued payroll and other liabilities                                                  7,884                    10,121
       Income taxes payable                                                                     877                       573
                                                                                    ----------------           ---------------
                           Total current liabilities                                         13,889                    15,962
                                                                                    ----------------           ---------------

Deferred tax liability                                                                          564                       289
Long-term obligations                                                                             -                     7,555

STOCKHOLDERS' EQUITY:
         Common shares, without par value, stated at $.01 per share - authorized
               20,000,000 shares, issued 6,662,494 and 3,660,357 respectively                    67                        37
         Additional paid-in capital                                                          31,078                       473
         Cumulative translation adjustment                                                     (272)                      (99)
         Retained earnings                                                                    6,588                     2,784
                                                                                    ----------------           ---------------
                           Total stockholders' equity                                        37,461                     3,195
                                                                                    ----------------           ---------------
                                                                                         $   51,914                $   27,001
                                                                                    ================           ===============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                               1997                 1996
                                                            -----------         -----------


Operating revenue                                           $    46,240         $    31,741
Cost of operating revenues                                       38,822              26,933
                                                            -----------         -----------
         Gross profit                                             7,418               4,808
General and administrative expenses                               4,421               3,624
                                                            -----------         -----------
Operating income                                                  2,997               1,184
Interest (income) expense                                           (58)                235
                                                            -----------         -----------
Income before income taxes                                        3,055                 949
Income taxes                                                      1,229                 397
                                                            -----------         -----------
         Net income                                         $     1,826         $       552
                                                            -----------         -----------

Net income per common shares                                $      0.27         $      0.10
                                                            ===========         ===========

Weighted average common shares                                6,662,494           5,336,959
                                                            ===========         ===========

Net income per common and common equivalent shares          $      0.27         $      0.10
                                                            ===========         ===========

Weighted average common and common equivalent shares          6,742,415           5,336,959
                                                            ===========         ===========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                           Nine Months Ended December 31,
                                                           ------------------------------
                                                               1997              1996
                                                           -----------        -----------


Operating revenue                                           $  123,208        $   84,792
Cost of operating revenues                                     102,938            71,948
                                                            ----------        ----------
         Gross profit                                           20,270            12,844
General and administrative expenses                             13,103             9,711
                                                            ----------        ----------
Operating income                                                 7,167             3,133
Interest expense                                                   700               481
                                                            ----------        ----------
Income before income taxes                                       6,467             2,652
Income taxes                                                     2,663             1,109
                                                            ----------        ----------
         Net income                                         $    3,804        $    1,543
                                                            ----------        ----------

Net income per common shares                                $     0.79        $     0.28
                                                            ==========        ==========

Weighted average common shares                               4,824,471         5,566,643
                                                            ==========        ==========

Net income per common and common equivalent shares          $     0.78        $     0.28
                                                            ==========        ==========

Weighted average common and common equivalent shares         4,852,605         5,566,643
                                                            ==========        ==========









The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           Nine Months Ended December 31,
                                                                           -----------------------------
                                                                              1997             1996
                                                                            --------         --------

Cash flows from operating activities:
       Net income                                                           $  3,804         $  1,543
       Net cash used in operating activities                                  (7,470)            (226)

                                                                            --------         --------
                 Net cash (used in) provided by operating activities          (3,666)           1,317

Cash flows used in investing activities:
       Purchases of property and equipment, net                                 (827)            (577)
       Purchases of contracts and related equipment                          (13,568)          (2,377)
                                                                            --------         --------
                 Net cash used in investing activities                       (14,395)          (2,954)

Cash flows from financing activities:
       (Repayment), borrowings of long-term debt, net, and other              (9,631)           3,350
       Proceeds from initial public offering - net                            29,995                -
                                                                            --------         --------
                 Net cash provided by financing activities                    20,364            3,350
                                                                                                    -
                                                                            --------         --------
Net change in cash and cash equivalents                                        2,303            1,713

Cash and cash equivalents at beginning of period                               1,452            1,873
                                                                            --------         --------
Cash and cash equivalents at end of period                                  $  3,755         $  3,586
                                                                            ========         ========


Cash paid during the period for:
Interest                                                                    $    748         $    481
                                                                            ========         ========
Income taxes                                                                $  2,089         $    852
                                                                            ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                                   (UNAUDITED)

1. SUMMARY OF PRESENTATION - The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1997, the results of its operations for the three and nine months ended December 31, 1997 and 1996, respectively, and its cash flows for the nine months ended December 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998. The accounting policies of the Company continue unchanged from March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 1997 included in the Company's prospectus dated September 19, 1997.

2. INITIAL PUBLIC OFFERING - On September 24, 1997 the Company completed an initial public offering (the "Offering" or "IPO") of its common shares. Prior to the completion of the Offering, the capital structure of ITS consisted of 20,000,000 shares authorized, 3,641,017 issued and outstanding, of $.01 par value common shares.

3. ACQUISITIONS - On October 10, 1997, the Company acquired the service contracts of National Security Services, Inc., dba Curtis Security Services, based in San Francisco, and White Lion Aviation Security, Ltd., based in London, England. The two companies had combined 1996 annual revenues of approximately $5 million.

     On October 13, 1997, the Company acquired the service contracts of ARC Security, Inc. The 1997 annual revenues of ARC were approximately $25 million. The acquisition agreement and the exhibits are included with this report.

     The Company made three additional acquisitions: October 27, 1997, ASI, Inc. based in Providence, RI. The 1996 annual revenues for ASI were approximately $290,000; December 2, 1997, OS Security Services in Germany. The 1996 annual revenues for OS were approximately $1.5 million; December 4 and 12, 1997, Neptune Aviation Facilities & Equipment, Inc. The 1996 annual revenues were approximately $1.6 million.

     The above six acquisitions above were accounted for using the purchase method of accounting. As a result, the purchase prices have been allocated to the assets acquired, including intangibles, based on their respective fair values. Operations for the acquisitions are included in the combined revenues from and the costs associated with the acquired contracts.

                       INTERNATIONAL TOTAL SERVICES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




3. ACQUISITIONS (continued) - The following summarized pro forma (unaudited) information assumes the above six acquisitions had occurred on April 1, 1997 and 1996. The proforma results for 1996 also assumes the Intex acquisition had occurred, whose operations are already included in 1997.


                                        Nine Months Ended December 31,
                                   ------------------------------------------
                                        1997                       1996
                                   ----------------           ---------------

Operating revenue                     $ 144,218                 $ 134,394
                                   ================           ===============

Net income                             $ 5,342                   $ 5,086
                                   ================           ===============

Earnings per share:
   Basic
      Net Income                        $1.11                     $0.91
                                   ================           ===============

   Diluted
      Net Income                        $1.10                     $0.91
                                   ================           ===============


      The above amounts reflect adjustments for interest on notes payable issued as part of the purchase price or reduction of interest income where paid in cash, amortization of goodwill and depreciation on revalued property, plant and equipment.

      The pro forma results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


4. EARNINGS PER SHARE - in February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company adopted SFAS No. 128, effective October 1, 1997. All prior period earnings per share data were restated to conform with the provisions of SFAS No. 128. The per share amounts reported under SFAS No. 128 were not materially different from those calculated and presented under Accounting Principles Board Opinion 15.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Operating Results - Three Months Ended December 31, 1997 and 1996
-----------------------------------------------------------------

Revenues increased $14.5 million, or 46%, to $46.2 million in the third quarter ended December 31, 1997 from $31.7 million in the third quarter of 1996. This increase is attributable to an increase in revenues of $11.4 million from the thirteen acquisitions that were completed during the past eighteen months and an increase in revenues from existing customers for aircraft cleaning and ground handling of $3.1 million.

Gross profit was $7.4 million for the third quarter of 1997 compared to $4.8 million in the third quarter of 1996, an increase of 54%. Measured as a percentage of net sales, gross profit margins increased to 16.0% in 1997 from 15.1% in 1996. Such improvement in 1997 was primarily attributable to higher margin contracts mostly from the acquisitions referred to above and the increase in revenues for aircraft cleaning and ground handling.

General and administrative expenses for the third quarter of 1997 were $4.4 million compared to $3.6 million in the third quarter of 1996, an increase of 22%. Measured as a percentage of net sales, these expenses were 9.6% in 1997 and 11.4% in 1996. This percentage decrease was due to the Company's focus on increasing revenues without a proportionate increase in corporate expenses.

The Company had net interest income in the third quarter of 1997 of $58,000 versus $235,000 in interest expense in the third quarter of 1996 due to a decrease in the amount of debt outstanding exclusively as a result of the initial public offering completed September 24, 1997.

As a result of the foregoing, the Company's net income increased to $1,826,000 in the third quarter of 1997 compared to $552,000 in the third quarter of 1996, an increase of 237%. The Company provided for income taxes at an estimated rate of 40.2% which is less than its effective annual rate in 1996.

Operating Results - Nine Months Ended December 31, 1997 and 1996
----------------------------------------------------------------

Revenues increased $38.4 million, or 45%, to $123.2 million for the nine months ended December 31, 1997 from $84.8 million for the nine months ended December 31, 1996. This increase is attributable to an increase in revenues of $30.9 million from the thirteen acquisitions that were completed during the past eighteen months and an increase in revenues from existing customers for aircraft cleaning and ground handling of $7.5 million.

Gross profit was $20.3 million for the nine months ended December 31, 1997 compared to $12.8 million for the nine months ended December 31, 1996, an increase of 58%. Measured as a percentage of net sales, gross profit margins increased to 16.4% in 1997 from 15.1% in 1996. Such improvement in 1997 was primarily attributable to higher margin contracts mostly from the acquisitions and the increase in revenues for aircraft cleaning and ground handling.

General and administrative expenses for the nine months ended December 31, 1997 were $13.1 million compared to $9.7 million in the nine months ended December 31, 1996, an increase of 35%. Measured as a percentage of net sales, these expenses were 10.6% in 1997 and 11.5% in 1996. This percentage decrease was due to the Company's focus on increasing revenues without a proportionate increase in corporate expenses.

Interest expense increased for the nine months ended December 31, 1997 to $700,000 from $481,000 for the nine months ended December 31, 1996 due to an increase in the amount of debt outstanding exclusively as a result of the acquisitions. As mentioned above, the Company's interest expense was significantly reduced after the initial public offering was completed on September 24, 1997.

As a result of the foregoing, the Company's net income increased to $3,804,000 for the nine months ended December 31, 1997 compared to $1,543,000 for the nine months ended December 31, 1996, an increase of 149%. The Company provided for income taxes at an estimated rate of 41.1% which is less than its effective annual rate in 1996.

Liquidity and Capital Resources
-------------------------------


Cash used in operating activities was $3.7 million for the nine months ended December 31, 1997 compared to cash provided by operating activities of $1.3 million for the nine months ended December 31, 1996. This decrease of $5.0 million was the result of the increase of $2.3 million in net income before depreciation and amortization and the decrease of $7.3 million from changes in working capital and other due to the increase in our accounts receivable from the growth of our revenues and the related increases in accrued payroll and trade accounts payable.

Cash used in investing activities for the nine months ended December 31, 1997 was $14.4 million compared to $3.0 million for the nine months ended December 31, 1996. This was principally the result of the acquisitions of $13.6 million in 1997 as compared to $2.4 million in 1996. Cash provided by financing activities for the nine months ended December 31, 1997 was $20.4 million compared to $3.4 million for the nine months ended December 31, 1996 due to the proceeds from the Company's initial public offering.

Capital expenditures were approximately $827,000 for the nine months ended December 31, 1997 compared to $577,000 for the nine months ended December 31, 1996. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations and management information systems.

The Company completed its initial public offering of common shares on September 24, 1997 raising net proceeds after expenses of approximately $30.0 million. These proceeds were used to repay all outstanding amounts under the Company's credit facility and to retire other outstanding acquisition related debt. Following the Offering, interest expense was substantially reduced.

The Company believes that funds generated from operations, together with existing cash, the net proceeds from the Offering, and borrowings under the $30 million credit facility, will be sufficient to finance its current operations, planned capital expenditures, internal growth and acquisitions for at least the next year.

Concurrent with the receipt of the Offering proceeds on September 24, 1997, all outstanding amounts under the credit facility were repaid in full. There were no outstanding borrowings under the credit facility at December 31, 1997.

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


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------


         (a)       Exhibits:



                     Exhibit Number         Description
                     --------------         -----------

                           11               Computation of Earnings Per Share

                           27               Financial Data Schedule (For SEC Filing Purposes Only)



         (b)       Reports on Form 8-K



                  The report on Form 8-K for the acquisition of the contracts and assets of ARC Security, Inc. was filed October 28, 1997 and the audited financial statements were filed December 30, 1997.

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   INTERNATIONAL TOTAL SERVICES, INC.

                                   (REGISTRANT)







Date: February 6, 1998             By: /s/ Robert A. Swartz
                                      ------------------------------------
                                      Robert A. Swartz

                                      Vice President and Chief Financial Officer

                                      (On behalf of the Registrant and as Chief

                                      Accounting Officer)