Form 10-K
period 1998-03-31
INTERNATIONAL TOTAL SERVICES INC
filed 1998-07-14
CIK 1040993

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


     For the fiscal year ended March 31, 1998

                                            OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


     For the transition period from ____________ to ____________

                         Commission file number 0-23073
                                                -------

                       INTERNATIONAL TOTAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                         Ohio                                34-1264201
         ---------------------------------                 -------------------
         (State or Other Jurisdiction                      (I.R.S. Employer
         of Incorporation or Organization)                  Identification No.)

                 Crown Centre
              5005 Rockside Road
               Independence, Ohio                                44131
         ---------------------------------                 -------------------
     (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (216) 642-4522

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
              None                                       N/A

Securities registered pursuant to Section 12(g) of the Act: Common Shares, without par value

         Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
    ----    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

         The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing market price on July 10, 1998, was approximately $26,538,023.

         As of July 10, 1998, the registrant had 6,662,494 Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement for the Annual Meeting of Shareholders to be held September 18, 1998, into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----

PART I
         Item 1.  Business............................................................................................1
         Item 2.  Properties.........................................................................................10
         Item 3.  Legal Proceedings..................................................................................10
         Item 4.  Submission of Matters to a Vote of Security Holders................................................11
PART II .............................................................................................................12
         Item 5.  Market for Registrant's Common Shares and Related Shareholder Matters..............................12
         Item 6.  Selected Financial Data............................................................................13
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............13
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk........................................17
         Item 8.  Consolidated Financial Statements and Supplementary Data...........................................17
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............17
PART III ............................................................................................................18
         Item 10.  Directors and Executive Officers of the Registrant................................................18
         Item 11.  Executive Compensation............................................................................18
         Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................18
         Item 13.  Certain Relationship and Related Transactions.....................................................18
PART IV .............................................................................................................19
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................19

                           FORWARD LOOKING STATEMENTS

--------------------------------------------------------------------------------

            This Annual Report on Form 10-K (this "Form 10-K") contains statements that constitute forward looking statements. Those statements appear in a number of places in this Form 10-K and in the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of International Total Services, Inc., an Ohio corporation (the "Company" or "ITS"), its directors or its officers with respect to (i) potential acquisitions by the Company; (ii) the Company's financing plans; and (iii) trends affecting the Company's financial condition or results of operations.


            Prospective investors are cautioned that any forward looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from projected results, including unanticipated losses of service contracts, conditions in the aviation industry, and negative publicity regarding the airline security and services and commercial security industries. Readers are cautioned not to place undue reliance on forward looking statements. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those factors discussed in the "Risk Factors" section of the prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.
--------------------------------------------------------------------------------



                                     PART I

ITEM 1.  BUSINESS

            The Company's fiscal year ends on March 31, and its fiscal years are identified by reference to the calendar year in which they end. For example, the fiscal year ended March 31, 1998 is referred to as "fiscal 1998."

COMPANY OVERVIEW

            General. The Company is a leading domestic provider of aviation contract support services and is establishing a growing presence in the security services market. The Company provides services to customers in more than 329 cities in the United States and Europe. The Company has used its predeparture screening business to establish a growing presence in the broader aviation services market. Aviation services offered by the Company include skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security services to government and business clients, hospitals, arenas and museums. In September 1997, the Company completed its initial public offering (the "Initial Offering"). The Company used the proceeds from the Initial Offering to repay indebtedness and for general corporate purposes, including working capital and to fund acquisitions.

            The Company has experienced significant revenue growth driven by the expansion of the aviation staffing support service industry and as a result of acquisitions and a trend toward consolidation in the market. The Company's growth strategy is premised on using its experience in recruiting, training, motivating and managing the large numbers of personnel needed to perform the labor-intensive, task-repetitive functions that its services require. The Company intends to continue to grow internally and through acquisitions. This growth will be generated by using the Company's established business base as a platform for expanding the services that it provides at existing locations and for developing new service locations. The Company targets acquisition candidates that add geographic scope to its existing businesses, broaden its service offerings and expand its client base. Since the Initial Offering and through June 30, 1998, the Company has used this strategy to complete 13 acquisitions.

            The current strength of the United States economy, which has driven unemployment to low levels has adversely affected the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins. In early fiscal 1999, the Company began implementing operational strategies that it believes will improve gross margins, however, there can be no assurance that these strategies will be successful or that, in the event of further improvements in the United States economy, the Company's margins will not decrease further. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            Recent Developments. The Company has completed three acquisitions since the end of fiscal 1998. These acquisitions are described below.

            GIBRALTAR PROTECTION, INC. In April 1998, the Company acquired the commercial security contracts and goodwill of Gibraltar Protection, Inc., headquartered in Torrance, California, for $1.3 million in cash. The acquired contracts cover commercial security staffing throughout Los Angeles and Orange county California.

            VERSATILE SERVICES, INC. In May 1998, the Company acquired the contracts and goodwill of Versatile Services, Inc., headquartered in Honolulu, Hawaii, for $0.1 million in cash. The acquired contracts cover skycap service in Hawaii.

            SECURITY COORDINATORS, INC. In June 1998, the Company acquired the commercial security contracts and related goodwill of Security Coordinators, Inc., headquartered in San Antonio, Texas, for $1.5 million in cash. The acquired contracts cover commercial security staffing throughout Texas.

AVIATION SERVICES

Industry Overview

            In 1973, the Federal Aviation Administration (the "FAA") mandated that airlines conduct predeparture screening of all passengers at most airports in the U.S. Because the labor-intensive nature of predeparture screening imposed substantial administrative burdens, most airlines opted to contract out predeparture screening and other security services to third party contractors. Certain other airline services, such as food service and fueling, historically have also been contracted out by the airlines. In the past several years, market forces have driven airlines to outsource a number of other labor-intensive aviation services in order to permit airline management to focus on the essential aspects of its business and to reduce labor, benefit costs and administrative overhead.

            As the costs of labor have increased, airlines now frequently outsource baggage claim and check services, skycap, baggage handling, aircraft appearance and wheelchair assistance services, and inter-gate cart services. Ticketing and check-in services are also beginning to be outsourced. Many small, regional carriers still provide their own ground handling and cleaning services, offering additional growth opportunities for contractors such as the Company.

            Ramp and ground handling services have been the fastest growing part of the Company's aviation services business, followed by predeparture screening services and other aviation services, based on annual revenues.

Aviation Services.

            Ramp and Ground Handling Services. The ramp and ground handling services provided by the Company are described in the chart below.

Service                                                       Description
-------                                                       -----------

Baggage Handling................................       Conveyance of checked baggage from terminal to baggage compartment of plane and from plane to baggage carousel.

Aircraft Appearance.............................
                                                       Interior: cleaning interior parts of the aircraft between flights and at end of the aircraft's flight day.

                                                       Exterior: washing exterior of aircraft.

Lavatory and Water Services.....................       Use of equipment to empty lavatory and replace the water source with potable water.

De-icing........................................       Spraying ice-melting substance on aircraft prior to departure from gate, in accordance with customer specifications.

            The Company derived approximately 32.4%, 14.2% and 12.7% of its revenues from ramp and ground handling services in fiscal 1998, 1997 and 1996, respectively.

            Airline Security Services. The Company is a leading provider of domestic airline predeparture screening services. The Company currently employs approximately 4,400 predeparture screeners in more than 127 U.S. airports in 38 states. The Company's predeparture screening services include conducting x-ray or electromagnetic inspection of all carry-on baggage, manual searches of suspicious baggage and metal-detector searches of all passengers. The Company also provides passenger profiling services and document verification agents, primarily in Europe and Asia, where airlines and airports have been obliged by regulatory agencies and the political climate to devote significant resources to the prevention of terrorist activity. Airlines contract with the Company to provide document verification (customs) agents who interview passengers as they enter or leave a country via an international flight. In the domestic market, the Company also provides parked aircraft and employee parking lot security, and the checking of employee identification cards and baggage. The Company derived approximately 36.7%, 50.0% and 50.0% of its revenues from airline security services in fiscal 1998, 1997 and 1996, respectively.

            Other Aviation Services. The Company's other aviation services include providing skycaps for curbside check-in, baggage assistance and help with routine passenger problems, wheelchair operators to transport disabled or elderly passengers to and from the check-in area and the plane, and electric cart drivers to provide inter-gate transport for passengers who need to board flights at distant gates. The Company derived approximately 12.4%, 19.6% and 22.7% of its revenues from these services in fiscal 1998, 1997 and 1996, respectively.

COMMERCIAL SECURITY SERVICES

            The Company provides uniformed security officer services, business and facility access control, security consulting, special event security and security assessment to a broad range of commercial clients, office and government buildings, airports, hospitals, malls, distribution centers, sports arenas, museums and other facilities. The Company entered the commercial security market in the early 1990s to further capitalize on its aviation security experience. Industrial security is a $100 billion per year industry that employed approximately 2 million people in 1996, according to the American Society for Industrial Security in Arlington, Virginia ("ASIS"). ASIS data indicates that the industry is highly fragmented, with approximately 160,000 companies registered as protection companies. Commercial security accounted for approximately 16.3%, 11.7% and 11.0% of the Company's revenue in fiscal 1998, 1997, and 1996, respectively.

SECURITY PRODUCTS DISTRIBUTION

            In addition to service offerings to the airline industry, the Company distributes a line of security products through its subsidiary, Crown Technical Systems, Inc. ("CTS"), including airport and commercial security checkpoint products and hand-held metal detectors. In 1992, CTS introduced the High Efficiency Screening System ("HESS"), which replaces the standard checkpoint configuration currently found in most U.S. airports. CTS also offers, either with the entire HESS system or alone, an exit lane motion detector that replaces the exit lane guard currently found at most checkpoints. CTS also offers a separate line of hand-held and walk-through metal detectors that it sells to banks, schools, governmental entities and large businesses. CTS also markets control access equipment, including swipe card and other products to control access to secured areas, and closed circuit television monitoring equipment to domestic and international customers.

            The Company derived approximately 2.1%, 3.0% and 2.2% of its revenues from sales of security products in fiscal 1998, 1997 and 1996, respectively.

GROWTH

            The Company expects to grow internally and through acquisitions. The Company focuses on using its experience in recruiting, training, motivating and managing the large numbers of personnel needed to handle labor-intensive, task-repetitive jobs to capitalize on the trend toward outsourcing labor-intensive services. The Company believes that its airline security business provides an effective platform from which to take advantage of opportunities in other elements of the airline services business. The Company also believes that its experience in managing the personnel requirements of its airline security business provides opportunities to expand into related labor-intensive service businesses, such as commercial security services.

Growth Through Expansion of Existing Businesses.

            The Company believes that the management and administrative resources it has developed to manage its operations in 329 cities provide it with the capacity to expand in a number of geographic areas without significant additional overhead costs. By leveraging its existing administrative base, the Company seeks to increase its share of the highly fragmented aviation and commercial security market.

            The Company's use of its "installed base" of airline security business to increase the range of other services that it provides to its airline customers is an equally important element of its growth strategy. The Company believes that the administrative base supporting the Company's airline security services at an airport can be used to support other services without significant additional costs, which can give the Company an important advantage in competing with other providers of airline services on the basis of price. The Company's division and field management teams actively seek these opportunities and are experienced in exploiting them. The Company has experienced recent growth in the demand for its ramp and ground handling and cabin appearance services and expects these services to provide opportunities for continued growth. The Company intends to identify new business opportunities and to use its existing marketing, management and administrative systems, as well as its existing airline relationships, to expand its reach in these areas. Because all carriers, regardless of location, need aircraft appearance, baggage handling and passenger related services, the Company believes the potential market for these services is as large as, if not larger than, the airline security market.

            Outside of the airline industry, the Company provides uniformed security officers in a wide range of commercial settings. The Company, with an administrative infrastructure in 41 states, believes that it has the ability to expand in this market without significant additional overhead costs.

Growth Through Acquisitions.

            When making a domestic acquisition, the Company acquires only the existing contracts and equipment needed to fulfill the contracts. When making a European acquisition, the Company acquires all of the outstanding capital stock of a business. The Company is willing to retain members of an acquired company's management team that it believes can contribute expertise. Management believes the Company has certain advantages resulting from the Company's size and administrative infrastructure that may enable it to implement its acquisition strategy more successfully than its competitors. Specifically, management believes that its self-insurance and risk management practices and its centralized administration of payroll and billing functions have resulted in a lower cost structure than many of its competitors.

            Aviation Services Acquisitions. In fiscal 1998, the Company completed seven aviation services acquisitions, six of which were completed after the Initial Offering. These acquisitions are described below.

            INTEX AVIATION SERVICES, INC. In April 1997, the Company acquired the ground handling service contracts and goodwill of Intex Aviation Services, Inc. ("Intex"), headquartered in Greenville, South Carolina, for $4.8 million in cash. The contracts acquired from Intex cover ramp and ground handling services, including baggage handling, lavatory and water services, aircraft appearance, and ground support and facility services, in 30 locations across the United States.

            ARC SECURITY, INC. In October 1997, the Company acquired the aviation service contracts and goodwill of ARC Security, Inc., headquartered in Atlanta, Georgia, for $9.0 million in cash. The acquired contracts cover airline security, pre-board passenger screening, and aircraft appearance services in the eastern and southern United States for all 12 major airlines.

            WHITE LION AVIATION SECURITY, LTD. In October 1997, the Company purchased White Lion Aviation Security, Ltd. ("White Lion"), headquartered in London, England, for $0.7 million in cash. White Lion offers aviation security, expedited baggage and cargo delivery services at the Stanstead Airport, a growing hub airport located outside of London, and has service contracts with a number of international air carriers.

            ASI, INC. In October 1997, the Company purchased the contracts and goodwill of ASI, Inc., headquartered in Providence, Rhode Island, for $0.1 million in cash. The acquired contracts cover aircraft appearance and baggage handling services.

            NEPTUNE EQUIPMENT AND FACILITIES, INC. In December 1997 and February 1998, the Company acquired six aviation service contracts and goodwill from Neptune Equipment and Facilities, Inc. ("Neptune") for $0.4 million in cash. Neptune provided ground equipment maintenance, aircraft appearance, janitorial and Crown Room staffing services. All of the acquired contracts are for facilities located where the Company had existing operations.

            OS SECURITY SERVICE GMBH. In December 1997, the Company purchased OS Security Services GMBH ("OS Security"), located in Frankfurt, Germany, for $0.3 million in cash. OS Security provides aviation security for eight major European and international airlines and has stations at four major German airports: Dusseldorf, Berlin, Hamburg and Stuttgart. OS Security performs aircraft guarding, passenger profiling, and baggage and cargo screening services, as well as VIP escorting and collection services

            SKY VALET, INC. In February 1998, the Company acquired the aviation staffing contracts and goodwill of Sky Valet, Inc., headquartered in West Palm Beach, Florida, for $0.8 million in cash. The acquired contracts cover services in Florida, Massachusetts, Mississippi, Pennsylvania, South Carolina, Tennessee and Texas.

            Commercial Security Acquisitions. The Company completed three commercial security acquisitions in fiscal 1998.

            CURTIS SECURITY SERVICES, INC. In October 1997, the Company acquired the contracts and goodwill of Curtis Security Services, Inc., headquartered in San Francisco, California, for $0.7 million in cash. The acquired contracts cover commercial security services to approximately 50 Fortune 500 clients located in California, Nevada and several other western states.

            STOREHIRE UK LTD. In January 1998, the Company purchased Storehire UK Ltd. ("Storehire"), headquartered in London, England, for $0.7 million in cash. Storehire provides secure lockable storage units for commercial, professional and personal use, and operates in Stanstead Airport. This acquisition complemented the Company's acquisition of White Lion.

            SECUREX, INC. In February 1998, the Company acquired the contracts and goodwill of Securex, Inc., headquartered in Tampa, Florida, for $5.4 million in cash. The acquired contracts cover commercial security staffing, credential checkers, ticket checkers, ticket setters and other outsourcing services.


COMPETITION

            Ramp and Ground Handling Services. Airlines have found it cost-effective to outsource ramp and ground handling services because these services often require an investment in hard equipment, which can be expensive for carriers with few flights. The Company has taken advantage of the opportunity to offer a package of new or refurbished equipment, maintenance and manpower, all for a per-hour labor charge. In addition, the Company considers potential revenue gains from ground handling and passenger business when negotiating new security business, and is sometimes able to package combinations of services to clients at a lower overall cost than it could offer for one type of service alone. The Company has typically offered ground handling or passenger services as "add on" services to its screening business. It also offers these services on a stand-alone basis at certain locations. In this area, the Company competes with the airlines, Signature Flight Support Services, AMR Services, Ogden Allied Support Services, Hudson General, and Service Master Co.

            The Company has sought to increase the volume of its aircraft appearance business by focusing on providing service in accordance with detailed specifications and using advanced cleaning equipment. The Company conducts an Aircraft Appearance and Facility Audit Program through which it continually monitors its own performance. Under this program, the Company's supervisors and managers conduct a predetermined number of audits based on the number of planes serviced for a particular client. The Company provides the results of the audit to the client regularly, emphasizing areas requiring improvement. The Company believes that its clients appreciate the continuous and honest feedback the audit program provides and that this approach enables the Company to correct problems that might not otherwise come to its attention until the client became dissatisfied. The Company believes, based on discussions with its customers, that it is the only cleaning service provider that has such a program. The Company's competitors in aircraft appearance are the airlines, Signature Flight Support Services, AMR Services, Ogden Allied Support Services, Hudson General, and Service Master Co.

            Airline Security Services. Contracts for predeparture screening services tend to be highly competitive among a handful of experienced providers and are generally awarded to the low-cost provider. At the same time, the airlines are sensitive about security lapses and may cancel a contract based on even minor security breaches. While the Company believes it has an advantage because of its size and overhead in underbidding other companies, the Company faces the same challenge as its competitors do--finding qualified employees to provide consistent service at the minimum wage rates offered by the airlines for screeners in the current economic environment. See "Growth." The Company's principal competitors in domestic predeparture screening include Globe Aviation Securities Corporation, AHL Services, Inc. and Huntleigh, Inc.

            In the international security arena, where training and service generally are more important, the Company strives to distinguish itself by developing training programs and screening methods that meet the demands of its customers. The Company's passenger profilers are trained in questioning techniques that are designed to elicit cooperation and to avoid offense to innocent travelers. In addition, because the Company's method of profiling is less intrusive than other security methods, the Company considers it to be more cost-effective and passenger-friendly than other systems. Currently, the Company has a small number of contracts to provide these services in Europe and Asia. The Company's main competitors for international profiling and screening services are, ICTS International, N.V., AHL Services, Inc. and International Aviation Security, Inc.

            Passenger Services. Customer service is as important as cost in the awarding of domestic passenger service contracts. Because passenger service providers such as skycaps, wheelchair operators and cart drivers have a high level of interaction with passengers, the Company has developed specialized training programs that emphasize customer service and empathy. In 1996, the Company was awarded a contract to provide Continental Airlines, Inc. skycaps nationwide. The Company's main competitors for passenger services include the airlines, AHL, Globe Aviation Securities Corporation, and Huntleigh, Inc.

            Commercial Security. The commercial security field is highly fragmented. There are as many as 160,000 separate providers of commercial and industrial security services, and the Company does not believe that any participant has a significant share of the market. While the Company has made only minor inroads into this market, the Company's competitive strength in this area comes from its low overhead costs and its ability to assimilate acquired commercial security businesses into its existing administrative structure. In the commercial security field, the major providers include Borg-Warner Security Corporation, Guardsmark, Inc. and The Wackenhut Corporation.

            The Company competes in international, national, regional and local markets with specialized contract service providers, outsourcing companies, and its clients' and potential clients' internal service staffs. While substantial consolidation is occurring in the Company's markets, portions of these markets remain extremely competitive and highly fragmented, with limited barriers to entry. Industry participants compete on the quality of service provided, their ability to provide national and international services, and the range of services offered. The Company believes its primary competitive advantage is its low administrative overhead, which enables it to offer competitive costs for large contracts. The Company has been successful in minimizing its workers' compensation and liability insurance costs and in leveraging its administrative base to add new contracts with minimal increase in overhead cost. In addition, the Company believes that it offers a broader range of services than many of its competitors.

SALES AND MARKETING

            The Company believes that strengthening and maintaining relationships with personnel at various levels of its clients' organizations will continue to be an integral element of its sales and marketing efforts. There are eight sales executives servicing the Company's four operating divisions throughout the United States and Europe. The Company's four division vice presidents in the United States and Europe also have sales responsibilities and a portion of their incentive compensation is dependent on meeting established sales goals.

            The Company expects to continue its internal growth through a focused marketing approach based on expanding the services provided to existing customers and increasing the volume of services provided in targeted markets. The Company is further developing national sales and marketing strategies aimed at improving the consistency of its sales approach. The Company's broad, long-term global presence provides a strong foundation from which to expand into additional international markets.

            In November 1997, the Company hired a Vice President of Marketing to lead the Company's marketing initiatives. These initiatives include the development of branded services, direct mail marketing, creation of local, regional and national marketing plans, strategic positioning for preferred provider partnerships, integration of high technology components, and coordination of the Company's participation in trade shows and other sales activities. Additionally, the corporate marketing department conducts quarterly training sessions for sales executives. These training sessions include presentation and customer service skills, database management and methods for cross-selling the Company's products and services.

MANAGEMENT AND REPORTING SYSTEMS

            In fiscal 1996, the Company implemented measures to improve its cost structure and competitive position in preparation for more aggressive growth. These changes included reductions in corporate headquarters staff and executive compensation, the development of divisional budgeting systems and the implementation of compensation programs tied to the achievement of expected performance levels. In addition, the Company enhanced its management and control systems in order to improve accounts receivable collection and streamline its purchasing arrangements. Consequently, operating profit has improved from 3.1% in fiscal 1996 to 6.1% in fiscal 1998.

            Chairman and Chief Executive Officer Robert Weitzel, who co-founded the Company in 1978, has substantial experience in the airline services and commercial security industries. Mr. Weitzel has been the Company's strategic leader since 1987 and has directed over 40 acquisitions. President and Chief Operating Officer James Singer, who joined the Company in April 1997, was formerly President-Airline Services Division of AMR Services, and brings to the Company broad experience in ground handling and passenger services operations. Vice President, Finance Brian Kenyon joined the Company in April 1998 and will be instrumental in improving financial reporting systems and the Company's management information systems. Mr. Kenyon most recently was Director of Financial Analysis at Signature Brands USA, Inc. Scott Brewer is the Vice President, General Counsel of the Company. He has served as Vice President since April 1995 and General Counsel since 1993. Mr. Brewer was in a private law practice from October 1988 to August 1993.

            The Company's business organization include, four regional divisions--Eastern, Central, Western and International, as well as CTS. Each division has its own controller, human resource manger and sales executive, as well as quality control and training functions. In July 1998, the Company disbanded its industrial security division and transferred its industrial security operations to its regional divisions.

            The Company is currently installing an updated version, that the Company has been informed by its vendors is fully year 2000 compliant, of the system that processes the majority of its transactions. This new version will replace the Company's current version and the Company believes that this version will be fully operational before year 2000 issues begin to impact the Company. In addition, the Company will have an outside consultant perform a review of its other information systems to determine if any other areas of exposure exist. The cost of this new version, and of any other new information systems, will be capitalized and depreciated over their estimated useful lives for financial reporting purposes.

WORKFORCE MANAGEMENT

            As of July 8, 1998, the Company had approximately 15,000 full and part-time employees engaged in performing its client services. The Company experiences annual turnover of approximately 100%, and believes that maximizing employee retention is important to reducing operating costs and providing high quality service to its clients. Accordingly, the Company places significant emphasis on motivating its employees and reducing turnover. In January 1997, the Company instituted an employee medical benefit plan that provides medical benefits to its eligible hourly employees. In addition, the Company grants various bonuses and awards to exceptional employees, in part to further enhance retention. These include bonuses for detecting weapons and other illegal objects, including those detected during FAA-mandated tests. The Company also provides a 401(k) program for all employees who have been with the Company at least one year.

            Because employee turnover is inherent in the nature of its business, the Company allocates significant resources to recruiting potential employees. Each applicant must complete an interview and a written application that includes inquiry concerning prior criminal convictions. In addition, FAA regulations require that each applicant provide proof of citizenship or resident alien status, and each applicant is subject to a five or ten-year background verification, depending upon the position, and a pre-employment drug screen. For persons with unescorted access to secured areas, a criminal background verification procedure, which is conducted by the Federal Bureau of Investigation, is triggered by any 12-month gap in employment history that cannot be explained through independent verification. The Company's policy is not to hire applicants whose criminal background verification checks reveal prior criminal convictions.

CUSTOMERS AND CONTRACT TERMS

            The Company derives a significant portion of its revenues from a few clients. In fiscal 1998, Delta Air Lines, Inc. (26.0%), Continental Airlines, Inc. (14.7%), Trans World Airlines, Inc. (4.6%), U.S. Airways, Inc. (4.2%), Southwest Airlines Co. (4.0%), and United Airlines, Inc. (3.8%) accounted for 57.3% of the Company's revenues. During fiscal 1998, 1997 and 1996, the Company's ten largest clients accounted for an aggregate of 66.5%, 68.6% and 71.2% respectively, of the Company's revenues.

            The Company's contracts with clients, including those that it obtains through acquisitions, generally have one to three year terms but are cancelable by either party on 30 to 90 days notice. The Company invoices its aviation services clients weekly or biweekly. The Company invoices its commercial security clients weekly, which is typical in that field. In addition, the Company's contracts with airlines typically provide that the Company will indemnify the client against claims for property damage, or death of or personal injury to any person, arising out of the negligent acts or omissions of ITS, unless the claim results from a negligent act of the client.

            The services provided by the Company require it to train and manage effectively low wage workforces with high turnover rates. From time to time, the Company has failed to meet test standards or a client's service expectations at a particular location, and, like its competitors, has had contracts terminated because of customer dissatisfaction with various aspects of its performance. The Company's predeparture screening services are tested daily at numerous locations, both internally and by the FAA, to determine the Company's ability to detect weapons passing through checkpoints. Failure to pass FAA tests may result in fines to the airline responsible for the checkpoint, which the Company reimburses pursuant to its contracts in amounts up to $11,000 per test failure. These reimbursements have not had a material impact on the Company.

            The risk of contract termination as a result of actual or perceived service failures is enhanced by the substantial publicity that, because of public concern over airline security issues, often attends errors in the provision of screening services. Failure to meet test or other performance standards may result in fines, or the loss of a contract or service location or the Company's license to perform services, and any such loss could have a material adverse effect on the Company's reputation, business, results of operations and financial condition. The Company does not believe that any test failure, or series of test failures, without other performance deficiencies, has resulted in the loss of a contract or service location.

GOVERNMENT REGULATION

            Certain of the Company's clients are subject to various regulations and directives issued by the FAA. Under current regulations, independent contractors, such as the Company, that perform services for air carriers and airport authorities share responsibility for aviation security with air carriers, airport authorities, the FAA and various other federal, state and local agencies. At airports throughout the United States, the FAA tests security systems and conducts threat and vulnerability assessments. Through the use of its regulatory powers, the FAA directs the aviation industry to implement measures that address existing and anticipated threat situations.

            FAA regulations require each air carrier and airport authority to implement an FAA-approved security program. Airport authorities are responsible for maintaining a secure environment on airport grounds and for providing law enforcement support and training. Air carriers are responsible for the security of all people and items connected to their aircraft, including passengers, baggage, and maintenance and flight crews. The FAA has promulgated regulations requiring air carriers to conduct predeparture screening of all passengers and property that will be carried in an aircraft cabin. These regulations also provide basic standards for the screeners, and equipment and procedures to be used in predeparture screening activities. FAA regulations also mandate pre-employment background checks of persons hired to serve as screeners. Although an air carrier is permitted to outsource its screening function, FAA regulations require the air carrier to provide oversight in order to assure that all requirements are met. For example, FAA regulations require an air carrier's ground security coordinator to review security-related functions and initiate corrective action for noncompliance, and to conduct an annual evaluation of each person assigned screening duties. In addition to the oversight responsibilities imposed on air carriers, the FAA itself regularly conducts tests of predeparture screening checkpoints at U.S. airports. Failure to meet requirements imposed by the FAA or the air carrier or the failure of various tests administered by the FAA can result in fines and other penalties to the responsible air carrier, which are in turn passed on to the screening company under the terms of the contract between the provider and the carrier. Regulatory compliance problems and test failures may also result in the termination of a security contract or of services at the affected site. In addition, certain initiatives reviewing airport security are currently underway. The Company cannot predict the outcome of these initiatives.

            The Company's aviation and commercial security services are subject to regulation by various state and local authorities. The Company is also required to obtain and maintain various licenses and permits from state and local authorities to provide aviation and commercial security services, as well as certain other services.

ITEM 2. PROPERTIES

            The Company leases approximately 20,548 square feet in Independence, Ohio for its corporate headquarters. The initial term of the lease expires in 2001 and may be extended, at the option of the Company, until 2006. The Company leases space in numerous facilities in the United States and Europe to contain local offices. None of these local office leases are material to the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

            Because the Company's employees function in public facilities and in the workplaces of other businesses, the Company is exposed to possible claims by its clients' customers and employees of discrimination, harassment and negligence, and similar claims. The Company is subject to liability for the acts or negligence of its employees while on assignment that cause personal injury or damages, and to claims of misuse of client proprietary information or theft of client property. As a provider of security services, the Company faces potential liability for claims that may arise from any terrorist activity occurring in circumstances associated with the Company. Although the Company maintains insurance coverage against such potential liabilities, any such claim against the Company might exceed the amount of such insurance coverage or fall outside the type of activities covered by such insurance.

            In May 1997, a United States District Court in Philadelphia, Pennsylvania, rendered a judgment in the amount of $900,000 against the Company in connection with an employment discrimination lawsuit. The Company believes that it has accrued adequate reserves to cover the ultimate cost of this action and is contesting the judgment on appeal.

            The Company is also involved in various legal proceedings, including routine civil actions instituted by the FAA with respect to test failures, background checks and recordkeeping matters that arise in the ordinary course of its business. The Company does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the Company's business, assets, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                               EXECUTIVE OFFICERS

            Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

            Executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors until their successors are duly chosen and qualified.

            The executive officers of the Company are as follows:


                              Name                             Age       Position
                              ----                             ---       --------

Robert A. Weitzel .........................................    63    Chairman of the Board of Directors and
                                                                     Chief Executive Officer

James O. Singer ...........................................    53    Director, President and Chief Operating Officer

Scott E. Brewer ...........................................    36    Vice President and General Counsel

Brian S. Kenyon ...........................................    34    Vice President, Finance

Peter J. Collins ..........................................    58    Vice President of Eastern Division

Stephen P. Metzler ........................................    40    Vice President of Central Division

Gene R. Empey .............................................    53    Vice President of Western Division

Dillard D. Woodson ........................................    49    Vice President of International Division

            The following is a biographical summary of the business experience of the executive officers of the Company.

            Robert A. Weitzel, a Director since 1987, is the Chairman of the Board and Chief Executive Officer of the Company. He has served as the Chief Executive Officer of the Company since 1987 and was President from 1987 to April 1997. He served as Senior Vice President from 1982 to 1987 and Vice President from 1978 to 1982.

            James O. Singer, a Director since June 1997, has been President and Chief Operating Officer since joining the Company in April 1997. Mr. Singer was employed by AMR Services Corporation, an aviation services company, as President-Airline Services Division and later served in Business Development for Europe from May 1989 to March 1995. From April 1995 until April 1997, Mr. Singer worked as a consultant in the aviation industry.

            Brian S. Kenyon is Vice President, Finance. He has served in this capacity since April 1998. From December 1996 to April 1998 he served as Director, Financial Analysis for Signature Brands USA, Inc., a publicly traded consumer products company. From October 1990 to December 1996 he was employed by NACCO Industries, Inc., a publicly traded holding company, where he last served as Manager of Shareholder Relations and External Reporting. From December 1986 to October 1990 he was employed by Coopers & Lybrand, where he last served as a Senior Associate Auditor.

            Scott E. Brewer is the Vice President and General Counsel of the Company. He has served as Vice President since April 1995 and General Counsel since September 1993. Mr. Brewer was in the private practice of law from October 1988 to August 1993.

            Peter J. Collins is the Eastern Division President. He has served in this position since October 1997. From August 1995 to October 1997 he served as a District Manager for the Southern District for the Company. From July

1991 to August 1995 he was employed by Pennzoil Corporation, where he last served as a multi-store manager in their retail operations. Prior to July 1995, he was employed by Eastern Airlines for 30 years where he held a number of positions.

            Stephen Metzler is the Central Division President of the Company. He has served in this capacity since April 1996. He served as Vice President Eastern Division from May 1995 to April 1996 and District Manager from May 1994 to May 1995. He served as Aircraft Appearance Manager from December 1991 to May 1994.

            Gene Empey is the Western Division President of the Company. He has served in this capacity since December 1988.

            Dillard Woodson is the International Division President of the Company. He has served in this capacity since February 1997. He served as the Vice President of Systems and Training from February 1996 to February 1997. He served as the Technical Management Consultant to CSA Airlines in Prague from January 1994 to February 1996. He served as the General Manager for Liberia for Intercon Security Ltd., a commercial security company, from April 1993 to June 1993. Mr. Woodson was an artillery officer in the United States Marine Corps from 1968 to June 1993.

            There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any executive officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

(a)         MARKET INFORMATION

            The Company's Common Shares are traded in the Nasdaq National Market under the symbol "ITSW." The following table sets forth for the indicated periods the high and low market prices for the Common Shares:

                                                                        Price Range
                                                                        -----------
Fiscal Year ended March 31, 1998                                  High               Low
                                                                  ----               ---
        Third Quarter (beginning September 19, 1997)              $18.75           $13.00

        Fourth Quarter                                            $24.13           $15.75

(b)         SHAREHOLDER INFORMATION

            As of June 30, 1998, there were 17 record holders of Common Shares and approximately 650 beneficial owners.

(c)         DIVIDEND INFORMATION

            The Company has never paid, and does not anticipate paying in the foreseeable future, cash dividends on the Common Shares because it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. In addition, the Company's ability to pay cash dividends is limited by the terms of its revolving line of credit from its senior lender.

(d)         SALES OF UNREGISTERED SECURITIES

            In March 1997, prior to the Initial Offering, the Company issued 4,125.64 Common Shares, to Robert A. Weitzel, the Company's Chairman of the Board and Chief Executive Officer, in exchange for his interest in a former provider of leasing services to the Company. This issuance was valued at $9.08 per Common Share and was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data of the Company for the years ended March 31, 1995, 1996, 1997 and 1998 are derived from audited financial statements. The selected financial data of the Company for the year ended March 31, 1994 has been derived from unaudited financial statements. Those unaudited financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position and results of operations for those periods.


                                                                             Year Ended March 31,
                                                       ----------------------------------------------------------------
                                                            1994        1995         1996        1997           1998
                                                       ------------ ----------- -----------  ----------    ------------
                                                           (Amounts in Thousands, except per share and employee data)
STATEMENTS OF OPERATIONS DATA:
        Revenues.............................           $  78,173    $  92,654    $  95,900    $  115,745   $ 173,235
        Cost of Revenues ....................              66,103       79,981       81,341        98,338     145,968
                                                        ---------    ---------    ---------    ----------   ---------

        Gross profit.........................              12,070       12,673       14,559        17,407      27,267
        General and administrative expenses..              11,075       12,655       11,603        13,334      16,677
                                                        ---------    ---------    ---------    ----------   ---------

        Operating income.....................                 995           18        2,956         4,073      10,590

        Interest expense-net.................                  34          188          523           637         719
        Other expense........................                   0            0          437           503         868
                                                        ---------    ---------    ---------    ----------   ---------

        Income (loss) before
            income taxes.....................                 961         (170)       1,996         2,933       9,003
        Income taxes.........................               1,035          548          958         1,237       3,758
                                                        ---------    ---------    ---------    ----------   ---------

            Net income (loss)................           $     (74)   $     718    $   1,038    $    1,696   $   5,245
                                                        =========    =========    =========    ==========   =========

        Net income (loss) per share:
            Basic............................           $   (0.01)   $   (0.11)   $    0.18    $     0.33   $    1.01
            Diluted..........................           $   (0.01)   $   (0.11)   $    0.18    $     0.33   $    1.00
        Weighted average common shares:
            Basic............................               6,446        6,293        5,776         5,089       5,215
            Diluted..........................               6,446        6,293        5,776         5,089       5,265

OPERATING DATA (AT PERIOD END):
        Number of employees..................               9,000        9,900        9,900        10,700      15,000

BALANCE SHEET DATA (AT PERIOD END):
        Cash and cash equivalents............                 769        1,267        1,873         1,452       1,032
        Working capital (deficit)............              (1,351)      (4,425)       (2,951)         324       9,137
        Total assets.........................              14,843       20,295        20,892       27,001      58,567
        Short-term bank debt and current
          maturities of long-term debt.......                 875        5,658         4,806        2,520           0
        Long-term obligations, net of current
          maturities.........................                   0          152           164        7,555         544
        Retained earnings....................               3,678        2,961         3,998        2,784       8,029
        shareholders' equity.................               4,273        3,139         3,978        3,195      39,103



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company is a leading domestic provider of aviation contract support services and is establishing a growing presence in the security services market. The Company provides services to customers in more than 329 cities in the United States and Europe. The Company has used its predeparture screening business to establish a growing presence in the broader aviation services market. Aviation services offered by the Company include skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security services to government and business clients, hospitals, arenas and museums. The Company's revenues have grown from $95.9 million in fiscal 1996 to $173.2 million in fiscal 1998, reflecting a compound annual growth rate of 40 percent. The revenue growth for fiscal 1998 and 1997 was 50 percent and 21 percent, respectively.

         Gross margins associated with airline security services are typically lower than gross margins on other airlines services, reflecting the maturity of the market for airline security services and the intensity of price competition in that market. While airline security services have long been outsourced, airlines have only recently begun to outsource many other services. Consequently, the market for these other services is more fragmented and less mature than the market for airline security services. The Company anticipates that, as the airlines services market matures, gross margins will experience compression as a result of increasing competition in the market and the increasing importance of cost considerations to the airlines that outsource these services. Gross margins associated with commercial security services typically exceed those achieved for airline security services.

         The Company's services are provided under contracts that generally have terms of one to three years but are cancelable by either party on 30 to 90 days notice. Although contract terms vary significantly, clients generally pay an hourly rate for services provided. Certain services, such as aircraft lavatory cleaning, are billed on a flat fee for service basis, and certain others are billed at a fixed monthly rate. The Company recognizes revenues as the related services are performed.

         Prior to fiscal 1996, ITS's strategy included using technological innovation to drive the growth of its business, and the Company made research and development expenditures of approximately $500,000 in support of this strategy. In recognition of the importance of cost considerations in customer purchasing decisions, in fiscal 1996 the Company decided to reduce its cost structure in order to enhance its competitive position. As a consequence of this decision, ITS made several important operational changes that contributed to a significant improvement in its financial results. These changes included reductions in corporate headquarters staff and executive compensation, which aggregated approximately $500,000, the development of divisional budgeting systems and the implementation of compensation programs tied to the achievement of budgeted performance levels. The Company also made efforts to enhance its management and control systems in order to improve accounts receivable collection and streamline its purchasing arrangements.

         Acquisitions played an important role in the Company's revenue and earnings growth during fiscal 1998 and 1997, and they are expected to remain an important component of ITS's growth strategy during future periods. ITS seeks acquisition candidates that will add geographic coverage to the Company's existing businesses, broaden its service offerings and expand its customer base. The Company's recent domestic acquisitions have involved the purchase of service contracts and property and equipment related to those contracts, but not the liabilities associated with the sellers' businesses. Management believes that the acquisition of service contracts, rather than of stock or of assets unrelated to those contracts, significantly reduces the risks associated with and the costs of integrating acquired operations.

         In fiscal 1998, ITS completed eleven acquisitions of service contracts, all of which were accounted for under the purchase method, and accordingly their operating results are included in ITS's consolidated financial statements for all periods subsequent to the date of the acquisition. All of these acquisitions were in the Company's core operations of aviation staffing and support services and commercial security. These acquisitions contributed approximately $46.3 million in total revenues during fiscal 1998. During fiscal 1997, the Company completed six acquisitions of service contracts, all of which were accounted for under the purchase method. All of the acquisitions completed in fiscal 1997 involved providers of airline security and commercial security services. These acquisitions contributed approximately $5.9 million in total revenues during fiscal 1997. The Company has financed its acquisitions with borrowings under its credit facility, cash from the proceeds of the Initial Public Offering completed in September 1997, and internally generated cash.

RESULTS OF OPERATIONS


         The following table sets forth ITS' results of operations in both dollars and as a percentage of revenues for the years ended March 31:

                                               1998*                       1997*                         1996*
                                      -----------------------      -----------------------      ------------------------
Revenues .........................    $ 173,235         100.0%     $ 115,745         100.0%     $  95,900         100.0%
Cost of operating revenues .......      145,968          84.3%        98,338          85.0%        81,341          84.8%
                                      ---------     ---------      ---------     ---------      ---------     ---------
    Gross profit .................       27,267          15.7%        17,407          15.0%        14,559          15.2%
Selling, general & admin. expenses       16,677           9.6%        13,334          11.5%        11,603          12.1%
                                      ---------     ---------      ---------     ---------      ---------     ---------
    Operating profit .............       10,590           6.1%         4,073           3.5%         2,956           3.1%
Other expense ....................         (868)         (0.5)%         (503)         (0.4)%         (437)         (0.5)%
Interest expense .................         (719)         (0.4)%         (637)         (0.6)%         (523)         (0.5)%
                                      ---------     ---------      ---------     ---------      ---------     ---------
    Income before income taxes ...        9,003           5.2%         2,933           2.5%         1,996           2.1%
Income taxes .....................        3,758           2.2%         1,237           1.1%           958           1.0%
                                      ---------     ---------      ---------     ---------      ---------     ---------
    Net income ...................    $   5,245           3.0%     $   1,696           1.4%     $   1,038           1.1%
                                      =========     =========      =========     =========      =========     =========

* (dollars in thousands)


YEAR ENDED MARCH 31, 1998 COMPARED WITH YEAR ENDED MARCH 31, 1997


         Revenues. Revenues in fiscal 1998 increased by $57.5 million, or 49.7 percent as compared with fiscal 1997. The increase is attributable to an increase in revenues from the eleven acquisitions completed during the year, the inclusion of a full year of revenues from the six acquisitions completed in fiscal 1997, and internal growth. The eleven acquisitions completed in fiscal 1998 contributed $46.3 million to the total increase in revenues for the year, with $42.3 million in aviation services and $4.0 million in industrial security services. The inclusion of a full year of operating results from the six acquisitions completed in fiscal 1997 contributed $6.8 million to revenues. Internal growth contributed the remainder of the increase in revenues in fiscal 1998 compared with fiscal 1997.

         Gross Profit. Gross profit was $27.3 million in fiscal 1998 compared with $17.4 million fiscal 1997, an increase of $9.9 million, or 56.9 percent. The eleven acquisitions completed in fiscal 1998, and the inclusion of a full year of operating results from the six acquisitions completed in fiscal 1997, contributed $6.2 million and $0.7 million, respectively to the increased gross profit. As a percentage of revenues, gross profit was 15.7 percent in fiscal 1998, compared with 15.0 percent in fiscal 1997. The increase in gross profit as a percent of sales is attributable to the shift in the Company's sales mix to higher margin services such as ground handling, passenger services and industrial security and away from lower margin preboard screening services. The current strength of the United States economy, which has driven unemployment to low levels has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins. In early fiscal 1999, the Company began implementing operational strategies that the Company believes will improve its gross margins, however, there can be no assurance that these strategies will be successful.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1998 were $16.7 million compared with $13.3 million in the prior year, an increase of $3.4 million, or 25.6 percent. The increase primarily reflects expenses associated with the operations of acquired businesses. Measured as a percentage of net sales, these expenses were 9.6 percent in fiscal 1998 and 11.5 percent in fiscal 1997. This decrease is attributable to improved overhead absorption resulting from the growth of revenues over the prior year.

         Interest Expense. Interest expense increased in fiscal 1998 to $0.7 million from $0.6 million in fiscal 1997 because of an increase in average borrowings, primarily incurred to fund acquisitions.

         Income Taxes. The Company's consolidated effective income tax rate in fiscal 1998 was 41.7 percent compared with 42.2 percent in fiscal 1997. The decrease in the Company's effective tax rate in fiscal 1998 is due to reduced overall tax rates on foreign earnings taxed at rates in excess of the U.S. statutory tax rate. In addition, a decrease in expenses that are not deductible for tax purposes lowered the Company's effective tax rate.

         Net Income. As a result of the increased revenues and reduction in selling, general and administrative expenses as a percentage of revenues, the Company's net income increased to $5.2 million in fiscal 1998 from $1.7 million in fiscal 1997, an increase of 206 percent.


YEAR ENDED MARCH 31, 1997 COMPARED WITH YEAR ENDED MARCH 31, 1996


         Revenues. Revenues in fiscal 1997 increased by $19.8 million, or 20.7 percent, as compared to fiscal 1996. This increase is attributable to an increase in revenues from the six acquisitions that were completed during the year, and from the addition of continuous bag search services that were required by the FAA during the year, as well as increased revenues from passing along to customers the U.S. minimum wage increase commencing October 1, 1996 and an increase in revenues from existing customers for aircraft cleaning and ground handling. Of the $19.8 million increase in revenues, $5.9 million was attributable to the acquisitions ($3.2 million in predeparture screening and $2.7 million in industrial security), $4.2 million to continuous bag search, $2.3 million to the minimum wage increase, $1.4 million to aircraft cleaning and ground handling and the remainder due to internal growth.

         Gross Profit. Gross profit was $17.4 million in fiscal 1997 compared with $14.6 million in fiscal 1996, an increase of $2.8 million, or 19.6 percent. Approximately $1.4 million of the increase resulted from higher margin contracts of acquired businesses. Approximately $1.0 million of the increase resulted from an increase in hourly rates under certain contracts and higher utilization of personnel and improved operating efficiencies. Company-wide cost reduction measures, including decreases in worker's compensation and liability insurance rates contributed approximately $400,000 to the increase in gross profit.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1997 were $13.3 million compared with $11.6 million in the prior year, an increase of $1.7 million, or 14.7 percent. The increase primarily reflects expenses associated with the operations of acquired businesses. Measured as a percentage of net sales, these expenses were 11.5 percent in fiscal 1997 and 12.1 percent in fiscal 1996. The decrease in these expenses as a percentage of sales was attributable to improved overhead absorption resulting from the growth of revenues over the prior year. On a pro forma basis, after giving effect to the Intex acquisition, the Company's selling, general and administrative expenses for fiscal 1997 would have been 11.3 percent of total revenues, primarily as a result of improved overhead absorption resulting from the larger pro forma revenue base.

         Interest Expense. Interest expense increased in fiscal 1997 to $0.6 million from $0.5 million in fiscal 1996 because of an increase in the amount of debt outstanding. The debt was incurred primarily in connection with the acquisitions.

         Income Taxes. The Company's consolidated effective income tax rate in fiscal 1997 was 42.2 percent as compared to 48.0 percent in fiscal 1996. The Company's effective tax rate will vary from period to period depending on the breakdown of earnings among the various operating subsidiaries and the treatment of earnings items by the relevant tax authorities and income tax effects deferred from prior periods.

         Net Income. As a result of the foregoing, the Company's net income increased to $1.7 million in fiscal 1997 from $1.0 million in fiscal 1996, an increase of 70.0 percent.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. During fiscal 1998, the Company's cash requirements were heightened by its acquisition program and the need to support the higher levels of revenue resulting from those acquisitions. Operating activities generated cash of approximately $1.5 million. Financing activities generated net cash of $20.4 million during fiscal 1998 primarily as a result of the $30 million of net proceeds from the Company's Initial Offering, offset by the repayment of $7.1 million of long-term debt and the net repayment of $2.4 million of short-term borrowings.

         Principal uses of funds, in addition to working capital requirements, included expenditures associated with the Company's acquisition program. During fiscal 1998, these included $19.0 million in acquisitions of service contracts, related goodwill and noncompete agreements and $1.7 million for related property and equipment. In addition, the Company spent $1.5 million on purchases of property and equipment.

         In April 1997, the Company acquired substantially all of the aviation services business of Intex by purchasing various existing contracts. Under the terms of the purchase agreement, the Company's $2.6 million deposit was credited toward the purchase price. The total purchase price, payable to the former owner of Intex, was determined on the basis of a multiple of monthly revenues on the acquired contracts for the period from April 1, 1997 to June 30, 1997. The balance of the purchase price was paid on July 15, 1997. After the acquisition, the Company lost contracts worth $2.5 million in annual revenue, which was deducted from the purchase price based on a multiple of monthly revenue.

         The Company has a two-year revolving credit facility providing maximum availability of $30 million, subject to certain borrowing base limitations. This facility expires in September 1999 and is secured by substantially all of the Company's assets. The interest rate on this credit facility is based on either LIBOR or the bank's base lending rate, plus a margin depending on the Company's ratio of its debt to tangible net-worth. Borrowings under this credit facility currently bear interest at LIBOR plus 1.5 percent. The credit facility contains customary restrictions and covenants, which limit the Company's ability to incur additional indebtedness and pay dividends, and require the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, and minimum net worth levels, and to satisfy certain other financial covenants.

         The Company anticipates making capital expenditures in fiscal 1999 of approximately $1.6 million primarily related to office space and equipment improvements and computer software and systems. In addition, the Company anticipates that it will continue making significant expenditures to fund its ongoing acquisition program.

         The Company believes that operating cash flows and amounts available under its credit facility will be sufficient to meet its anticipated cash requirements through the end of fiscal 1999.

RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS

         During the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This SOP requires that costs of start-up activities be expensed as incurred. SOP 98-5 is required to be adopted for financial statements with fiscal years beginning after December 15, 1998 and requires the cumulative effect of the accounting change to be reported in net income in the year of adoption. The Company believes adoption of this standard will not have a material impact on the Company's financial position or results of operations.

         During the first quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. These standards are effective for fiscal years beginning after December 15, 1997. The Company believes adoption of these standards will not have a material impact on the Company's financial disclosures.

YEAR 2000 BUSINESS MATTERS

            The Company is currently installing an updated version, that the Company has been informed by its vendors is fully year 2000 compliant, of the system that processes the majority of its transactions. This new version will replace the Company's current version and the Company believes that this version will be fully operational before year 2000 issues begin to impact the Company. In addition, the Company will have an outside consultant perform a review of its other information systems to determine if any other areas of exposure exist. The cost of this new version, and of any other new information systems, will be capitalized and depreciated over their estimated useful lives for financial reporting purposes.


FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains statements that constitute forward looking statements. Those statements appear in a number of places in this MD&A Section and include statements regarding the intent, belief or current expectations of International Total Services, Inc., its directors or its officers with respect to (i) potential acquisitions by the Company; (ii) the Company's financing plans; and (iii) trends affecting the Company's financial condition or results of operations.

         Prospective investors are cautioned that any forward looking statements in this MD&A Section are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from projected results, including unanticipated losses of service contracts, conditions in the aviation industry, and negative publicity regarding the airline security and services and commercial security industries. Readers are cautioned not to place undue reliance on forward looking statements. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those factors discussed in the "Risk Factors" section of the prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on September 18, 1998, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on September 18, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on September 18, 1998.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

            The information required by Item 13 is incorporated herein by reference to the information set forth under the heading "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on September 18, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)            FINANCIAL STATEMENTS

                  See Index to Consolidated Financial Statements on page F-1.

(a)(2)            FINANCIAL STATEMENT SCHEDULES

                  Schedule II -- Valuation and Qualifying Accounts

(a)(3)            EXHIBITS

      Exhibit No.                          Description
      -----------                          -----------

          3.1             Amended and Restated Articles of Incorporation*

          3.2             Amended and Restated Code of Regulations*

          4.1             Specimen Common Share Certificate*

         10.1             Employment Agreement between the Company and Robert A. Weitzel*

         10.2             Employment Agreement between the Company and James O. Singer*

         10.3             Employment Agreement between the Company and Scott E. Brewer*

         10.4             Employment Agreement between the Company and Brian S. Kenyon

         10.5             Employment Agreement between the Company and Robert A. Swartz*

         10.9             Directors' Deferred Compensation Plan*

         10.10            Long-Term Incentive Plan*

         10.11            Third Amended and Restated Consolidated Replacement Credit Facility and Security
                          Agreement, dated as of March 31, 1997, between Bank One, Cleveland, NA, and the
                          Registrant*

         10.12            First Amendment to Third Amended and Restated Consolidated Replacement Credit Facility
                          and Security Agreement, dated as of October 10, 1997, between Bank One, Cleveland, NA and the Registrant

         10.13            Amended and Restated Replacement Promissory Note executed by the Registrant in favor of
                          Bank One, NA, successor by merger to Bank One, Cleveland, NA

         21.1             Subsidiaries*

         27.1             Financial Data Schedule

         *        Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.
                  333-29463), as amended.

(b)               REPORTS ON FORM 8-K

                  Current Report on Form 8-K dated February 20, 1998, as amended by the Current Report on Form 8-K/A filed with the Commission on May 6, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 1998                                  INTERNATIONAL TOTAL SERVICES, INC.

                                               By: /s/ Robert A. Weitzel
                                                  -------------------------------------------
                                                  Robert A. Weitzel
                                                  Director, Chairman of the Board of Directors
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


July 13, 1998                                  /s/ Robert A. Weitzel
                                               -------------------------------------------
                                               Robert A. Weitzel
                                               Director, Chairman of the Board of Directors
                                               and Chief Executive Officer


July 13, 1998                                  /s/ Brian S. Kenyon
                                               -------------------------------------------
                                               Brian S. Kenyon
                                               Vice President, Finance
                                               (Principal Accounting Officer)


July 13, 1998                                  /s/ Ivan J. Winfield
                                               -------------------------------------------
                                               Ivan J. Winfield
                                               Director


July 13, 1998
                                               -------------------------------------------
                                               Lee C. Howley, Jr.
                                               Director


July 13, 1998                                  /s/ James O. Singer
                                               -------------------------------------------
                                               James O. Singer
                                               Director


July 13, 1998                                  /s/ Jerry V. Jarret
                                               -------------------------------------------
                                               Jerry V. Jarrett
                                               Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  PAGE
                                                                                                  ----
International Total Services, Inc. and Subsidiaries

     Report of Independent Certified Public Accountants...........................................  F-2

     Consolidated Balance Sheets as of March 31, 1998 and 1997....................................  F-3

     Consolidated Statements of Income for the years ended
         March 31, 1998, 1997 and 1996............................................................  F-5

     Consolidated Statements of Shareholders' Equity for the years ended
         March 31, 1998, 1997 and 1996............................................................  F-6

     Consolidated Statements of Cash Flows for the years ended
         March 31, 1998, 1997 and 1996............................................................  F-7

     Notes to Consolidated Financial Statements...................................................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
INTERNATIONAL TOTAL SERVICES, INC.


We have audited the accompanying consolidated balance sheets of International Total Services, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Total Services, Inc. and subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



                                              GRANT THORNTON LLP
Cleveland, Ohio
May 15, 1998

              INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    March 31
                             (Amounts in thousands)


                                     ASSETS

                                                                                        1998                       1997
                                                                                     --------------              -------------

Current Assets
   Cash and cash equivalents                                                         $        1,032              $       1,452
   Accounts receivable - net of allowance for doubtful
        accounts of $100 in each year                                                        20,768                     11,784
   Deferred taxes                                                                             1,453                      1,494
   Uniforms                                                                                   2,686                        770
   Other current assets                                                                       1,684                        786
                                                                                     --------------              -------------
          Total current assets                                                               27,623                     16,286

   Notes receivable from Officers                                                                --                        445

Property and Equipment
   Security equipment                                                                         3,682                      2,759
   Service equipment                                                                          2,362                      1,657
   Computer equipment                                                                         2,049                      1,758
   Furniture and fixtures                                                                       994                        860
   Leasehold improvements                                                                        56                         56
   Autos                                                                                      1,607                        500
                                                                                     --------------              -------------
                                                                                             10,750                      7,590
   Less accumulated depreciation and amortization                                             5,255                      4,336
                                                                                     --------------              -------------

          Property and equipment - net                                                        5,495                      3,254

Intangibles, less accumulated amortization of
   $1,636 and  $648 in 1998 and 1997, respectively                                           25,295                      4,346
Security Deposits and Other                                                                     154                      2,670
                                                                                     --------------              -------------
                                                                                             25,449                      7,016
                                                                                     --------------              -------------


               TOTAL ASSETS                                                          $       58,567              $      27,001
                                                                                     ==============              =============

      The accompanying notes are an integral part of these statements.

             INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                  March 31
                (Amounts in thousands, except per share data)



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            1998                       1997
                                                                                          -------------            ---------------

Current Liabilities
   Trade accounts payable                                                                 $       4,590            $         2,748
   Notes payable to bank                                                                              -                      2,400
   Current maturities of long-term obligations                                                        -                        120
   Accrued payroll and payroll taxes                                                             11,938                      8,703
   Other accrued expenses                                                                         1,860                      1,418
   Income taxes payable                                                                              98                        573
                                                                                          -------------            ---------------

            Total current liabilities                                                            18,486                     15,962


Deferred Taxes                                                                                      434                        289


Long-Term Obligations                                                                               544                      7,555


Shareholders' Equity
    Common shares, without par value, stated at $.01 per share -
        authorized  20,000 shares, issued and outstanding
        6,662 and 3,660 shares in 1998 and 1997, respectively                                        67                         37
    Additional paid-in capital                                                                   31,211                        473
    Cumulative translation adjustment                                                              (204)                       (99)
    Retained earnings                                                                             8,029                      2,784
                                                                                          -------------            ---------------

          Total shareholders' equity                                                             39,103                      3,195
                                                                                          -------------            ---------------

                       TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY                                          $      58,567            $        27,001
                                                                                          =============            ===============


        The accompanying notes are an integral part of these statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                          For the years ended March 31
                  (Amounts in thousands, except per share data)

                                                                   1998                    1997                   1996
                                                                --------------          --------------         --------------

Operating revenues                                              $      173,235          $      115,745         $       95,900
                                                                --------------          --------------         --------------

Cost of operating revenues                                             145,968                  98,338                 81,341
                                                                --------------          --------------         --------------

          Gross profit                                                  27,267                  17,407                 14,559

Selling, general and administrative expenses                            16,677                  13,334                 11,603
                                                                --------------          --------------         --------------

          Operating profit                                              10,590                   4,073                  2,956

Interest expense - net                                                     719                     637                    523
Other expense                                                              868                     503                    437
                                                                --------------          --------------         --------------
                                                                         1,587                   1,140                    960
                                                                --------------          --------------         --------------

          Income before income taxes                                     9,003                   2,933                  1,996

Income taxes                                                             3,758                   1,237                    958
                                                                --------------          --------------         --------------


          NET INCOME                                            $        5,245          $        1,696         $        1,038
                                                                ==============          ==============         ==============

NET INCOME PER SHARE

   Basic                                                        $         1.01          $         0.33         $         0.18
                                                                ==============          ==============         ==============

   Diluted                                                      $         1.00          $         0.33         $         0.18
                                                                ==============          ==============         ==============

WEIGHTED AVERAGE NUMBER OF SHARES

   Basic                                                                 5,215                   5,089                  5,776
                                                                ==============          ==============         ==============

   Diluted                                                               5,265                   5,089                  5,776
                                                                ==============          ==============         ==============

        The accompanying notes are an integral part of these statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                For the years ended March 31, 1998, 1997 and 1996
                            (Amounts in thousands)

                                                                                        CUMULATIVE
                                                                             ADDITIONAL TRANSLATION
                                                        PREFERRED   COMMON    PAID-IN    ADJUSTMENT    RETAINED
                                                          STOCK     SHARES    CAPITAL     AND OTHER    EARNINGS
                                                        --------   ------- -----------  -----------    ---------
BALANCE AT MARCH 31, 1995                               $   220      $ 64  $    362       $  (60)         $ 2,960

Translation adjustment                                        -         -         -          (69)               -

Sale of marketable securities                                 -         -         -           51                -

Purchase of common shares for treasury                        -         -         -            -                -

Issuance of common shares from treasury                       -         -         -            -                -

Net income                                                    -         -         -            -            1,038
                                                        -------      ----  --------       ------         --------

BALANCE AT MARCH 31, 1996                                   220        64       362          (78)           3,998

Purchase of common shares for treasury                        -         -         -            -                -

Issuance of common shares from treasury                       -         -       171            -                -

Translation adjustment                                        -         -         -          (21)               -

Dividends declared - Class E Preferred Stock                  -         -         -            -              (52)

Redeem Class E Preferred Stock                             (200)        -         -            -                -

Acquisition and merger of affiliate                           -         -        35            -           (1,219)

Retirement of Treasury Stock                                (20)      (27)      (95)           -           (1,639)

Net income                                                    -         -         -            -            1,696
                                                        -------      ----  --------       ------         --------

BALANCE AT MARCH 31, 1997                                     -        37       473          (99)           2,784

Purchase of common shares                                     -         -      (165)           -                -

Contribution of common shares by shareholder                  -         -       805            -                -

Initial Public Offering - issuance of common shares           -        30    29,963            -                -

Translation adjustment                                        -         -         -         (105)               -

Other                                                         -         -       135            -                -

Net income                                                    -         -         -            -            5,245
                                                        -------      ----  --------       ------         --------

BALANCE AT MARCH 31, 1998                               $     -      $ 67  $ 31,211       $ (204)        $  8,029
                                                        =======      ====  ========       ======         ========

                                                                                   TOTAL
                                                               TREASURY         SHAREHOLDERS'
                                                                 STOCK             EQUITY
                                                              --------          ------------
BALANCE AT MARCH 31, 1995                                     $  (406)          $  3,140

Translation adjustment                                              -                (69)

Sale of marketable securities                                       -                 51

Purchase of common shares for treasury                           (200)              (200)

Issuance of common shares from treasury                            18                 18

Net income                                                          -              1,038
                                                              --------          --------

BALANCE AT MARCH 31, 1996                                        (588)             3,978

Purchase of common shares for treasury                         (1,226)            (1,226)

Issuance of common shares from treasury                            31                202

Translation adjustment                                              -                (21)

Dividends declared - Class E Preferred Stock                        -                (52)

Redeem Class E Preferred Stock                                      -               (200)

Acquisition and merger of affiliate                                 2             (1,182)

Retirement of Treasury Stock                                    1,781                  -

Net income                                                          -              1,696
                                                              --------          --------

BALANCE AT MARCH 31, 1997                                           -              3,195

Purchase of common shares                                           -               (165)

Contribution of common shares by shareholder                        -                805

Initial Public Offering - issuance of common shares                 -             29,993

Translation adjustment                                              -               (105)

Other                                                               -                135

Net income                                                          -              5,245
                                                              --------          --------
BALANCE AT MARCH 31, 1998                                     $     -           $ 39,103
                                                              ========          ========


    The accompanying notes are an integral part of these statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the years ended March 31
                             (Amounts in thousands)

                                                                               1998               1997               1996
                                                                          ---------------    ----------------   ----------------
OPERATING ACTIVITIES:
   Net income                                                             $        5,245     $         1,696    $         1,038
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                                              948                 837                897
           Amortization                                                              988                 208                268
           Other                                                                      18                 500               (123)
           Deferred income taxes                                                     185                (310)              (295)
           Changes in working capital:
               Accounts receivable                                                (8,984)             (2,709)              (501)
               Other current and noncurrent assets                                (2,747)               (518)                12
               Trade accounts payable                                              1,842                 315                404
               Accrued expenses                                                    4,007               1,924                264
                                                                          ---------------    ----------------   ----------------

                    Net cash provided by operating activities                      1,502               1,943              1,964

INVESTING ACTIVITIES:
   Additions to property and equipment                                            (1,508)             (1,052)              (900)
   Proceeds received from sale of equipment                                            -                 160                543
   Proceeds from sale of marketable securities                                         -                   -                109
   Property and equipment of acquired businesses                                  (1,699)                  -                  -
   Payments for acquisitions of businesses, primarily
       by purchase of security contracts                                         (19,042)             (2,760)                 -
   Deposit on acquisition of business of Intex Aviation
      Services, Inc.                                                                   -              (2,571)                 -
                                                                          ---------------    ----------------   ----------------

                Net cash used in investing activities                            (22,249)             (6,223)              (248)

FINANCING ACTIVITIES:
   Net proceeds from Initial Public Offering                                      29,993                   -                  -
   Net borrowings (payments) on note payable to bank                              (2,400)              2,005               (819)
   (Payments) borrowings on subordinated debt                                     (3,000)              3,000                  -
   Principal payments on long-term debt                                           (4,131)                (52)               (99)
   Purchase of Company common shares                                                (165)             (1,227)              (200)
   Other                                                                             135                 154                 77
                                                                          ---------------    ----------------   ----------------

                Net cash provided by (used in) financing activities               20,432               3,880             (1,041)

Effect of exchange rates on cash                                                    (105)                (21)               (69)
                                                                          ---------------    ----------------   ----------------

                NET (DECREASE) INCREASE IN CASH                                     (420)               (421)               606

Cash and cash equivalents at beginning of year                                     1,452               1,873              1,267
                                                                          ---------------    ----------------   ----------------

Cash and cash equivalents at end of year                                  $        1,032     $         1,452    $         1,873
                                                                          ===============    ================   ================

------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------
   Cash paid for:
        Interest                                                          $          841     $           782    $           610
                                                                          ===============    ================   ================

        Income taxes                                                      $        3,943     $         1,231    $         1,138
                                                                          ===============    ================   ================

        The accompanying notes are an integral part of these statements.

               International Total Services, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the combined financial statements follows. All 1997 and 1996 share and per share amounts have been adjusted for the 12,892.62 for 1 stock split declared on June 17, 1997. Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

    The Company's fiscal year ends on March 31. All references to fiscal years in these notes to the consolidated financial statements represent the year in which the fiscal period ends (i.e. fiscal 1998 is the year ended March 31, 1998) unless otherwise noted.

    BUSINESS

    International Total Services, Inc. (the Company) is a provider of aviation security and other aviation services, providing personnel and management support to airlines at airports primarily in the United States and Europe. The Company also provides commercial security services to various businesses in the United States. One airline customer accounted for 26.0%, 7.0% and 5.9% of operating revenues for the years ended March 31, 1998, 1997 and 1996, respectively. Another airline customer accounted for 14.7%, 18.9% and 18.3% of operating revenues for the same periods. Furthermore, five airline customers, including the two noted above, accounted for approximately 54%, 44% and 39% of operating revenues for the years ended March 31, 1998, 1997 and 1996, respectively, and 43%, 35% and 39%, respectively of accounts receivable at those dates.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned foreign and domestic subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    TRANSLATION OF FOREIGN CURRENCIES

    All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange, and statement of earnings items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Certain foreign activities are considered to be an extension of the U.S. operations, and the gain or loss resulting from remeasuring these transactions into U.S. dollars are included in income. Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are also included in the statement of earnings.

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    CASH FLOW STATEMENT

    For purposes of the Statement of Cash Flows, the Company considers all short-term, highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    During fiscal 1998 and 1997, the Company entered into the following noncash transactions:

            (1) During fiscal 1998, the Company's principal shareholder, who is also the Company's chairman and chief executive officer, contributed 73,101 common shares, valued at approximately $805,000, to a former employee to settle the Company's previously recorded liability to him.

            (2) During fiscal 1997, the Company redeemed 200 shares of Class E preferred shares from its principal shareholder in settlement of a $200,000 note receivable from him. In addition, the Company declared $52,000 in dividends, including all dividend arrearages, on the preferred shares and paid the dividends by reducing the accrued interest receivable due on the note.

            (3) During fiscal 1997, the Company acquired an affiliated entity in a transaction accounted for in a manner similar to a pooling. The acquisition was completed by issuing 4,126 common shares from treasury to the Company's (and the affiliate's) principal shareholder, paying $12,500 to the other shareholders of the affiliate and by offsetting $1.7 million in notes and accrued interest receivable due to the Company from the shareholders of the affiliate against corresponding obligations of the affiliate to such shareholders. The notes and interest receivable included $1.3 million due from the Company's principal shareholder. The shareholders of the affiliate were also officers of the Company.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management has determined that at March 31, 1998 and 1997, the fair value of financial instruments included in the balance sheets approximated their carrying values.

    With respect to cash and cash equivalents, net trade receivables and payables, this determination was based on the relatively short period to maturity of these instruments. With respect to long-term debt, the assessment was based on borrowing rates currently available to the Company for debt with comparable maturities.

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    UNIFORMS

    Uniforms consists of uniforms on hand that have not been issued to employees and uniforms in service. Uniforms in service are recorded at cost and amortized over their expected useful lives of 18 months.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally five or seven years, using the straight-line method.

    INTANGIBLES

    Intangibles primarily consist of goodwill resulting from the acquisition by the Company of various aviation service and commercial security businesses, primarily through the assumption of security service contracts. Intangibles additionally include the fair value of the service contracts and, as applicable, covenants not to compete also acquired in those acquisitions.

    Goodwill, resulting from the acquisition of service contracts, is being amortized over the estimated life of the contracts, including renewals (generally 20 years), based on the Company's historical retention rate, giving consideration to additional business obtained or obtainable as a result of entering new markets by the acquisition of existing contracts. The service contracts and covenants not to compete are being amortized over their remaining lives of up to five years. Amortization of intangibles was $988,000, $208,000 and $268,000 for the fiscal years ended March 31, 1998,
    1997 and 1996, respectively. Management of the Company assesses the recoverability of its long-lived assets by using projected undiscounted future cash flows to determine whether the carrying amount of the asset can be recovered over its remaining life. The evaluation of long-lived assets also takes into consideration operating results and trends and prospects of the Company. Based on the assessments made, management believes that there has been no impairment of the Company's long-lived assets.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    ACCOUNTING STANDARDS

    During the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This SOP requires that costs of start-up activities be expensed as incurred. SOP 98-5 is required to be adopted for financial statements with fiscal years beginning after December 15, 1998 and requires the cumulative effect of the accounting change to be reported in net income in the year of adoption. The Company believes adoption of this standard will not have a material impact on the Company's financial position or results of operations.

    During the first quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. These standards are effective for fiscal years beginning after December 15, 1997. The Company believes adoption of these standards will not have a material impact on the Company's financial disclosures.

NOTE B - INITIAL PUBLIC OFFERING

    On September 24, 1997, the Company completed a public offering of 3,021,477 common shares and received net proceeds of approximately $30 million. A portion of the proceeds were used to repay outstanding debt and the balance was used for general corporate purposes, including the acquisition of service contracts.

NOTE C - CAPITAL STOCK

    The Company has authorized 5 million preferred shares. The Company had issued ten shares of Class A preferred stock for $20,000 and 200 shares of Class E preferred stock for $200,000. All preferred shares were redeemed and retired in 1997. Prior to their redemption, in March 1997, the Company declared and paid dividends on the Class E preferred shares in the amount of $52,000, which amount included all dividends in arrears at that date.

    During the fiscal years ended March 31, 1998, 1997 and 1996, the Company reacquired 19,339 common shares, 2,028,477 common shares and 286,099 common shares, respectively. During the 1997 and 1996 fiscal years, the Company reissued 70,909 of those shares, including 45,124 common shares valued at $203,000 that were granted to certain officers in November 1996.

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)


NOTE D - FINANCING ARRANGEMENTS

      The Company has a committed credit facility secured by all domestic accounts receivable, equipment, and other assets. The facility originally consisted of a revolving promissory note of $10,500,000, a $2,000,000 term loan and a $900,000 term loan. The credit facility was amended and restated effective October 10, 1997. The restated credit facility provides borrowings under a revolving promissory note up to $30 million through September 30, 1999, limited to a formula percentage of eligible receivables. The revolving promissory note bears interest at a variable rate based on the Company's total debt to tangible net worth ranging from LIBOR plus 1.50% to the bank's prime rate plus 3%. The interest rate on borrowings outstanding at March 31, 1998 was LIBOR (5.625% at March 31,
      1998) plus 1.5%. The credit facility is collateralized by substantially all accounts receivable and property and equipment, and contains various covenants, the most restrictive of which limit capital expenditures and require the Company to maintain certain financial ratios.

      NOTES PAYABLE TO BANK

      Notes payable to bank consisted of the $2,000,000 term loan and the $900,000 term loan (with a balance of $400,000 at March 31, 1997) which were paid in full in September 1997 from the proceeds of the initial public offering. The term loans had maturity dates in 1997 and, accordingly, were classified as current liabilities at March 31, 1997.

      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following at March 31:

                                              ===============================
                                                      1998              1997
                                              ------------- -----------------
   Revolving promissory note                          $544            $4,358
   Subordinated debt                                     -             3,000
   Other                                                 -               317
                                              ------------- -----------------
                                                       544             7,675
      Less current portion                               -               120
                                              ------------- -----------------
                                                      $544            $7,555
                                              ============= =================

      The subordinated debt consisted of a promissory note payable, bearing interest at 20%, due in twelve quarterly principal installments of $250,000 each, beginning in February 1999. The note, which was subordinated to all borrowings provided under the bank credit facility, was fully repaid from the proceeds of the initial public offering.

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)

NOTE E - INCOME TAXES

  The provision for income taxes consists of the following for the years ended March 31:

                                                                 1998                  1997                  1996
                                                           -----------------     -----------------     ------------------
PRETAX INCOME
      Domestic                                             $          8,560      $          2,497      $           1,635
      Foreign                                                           443                   436                    361
                                                           -----------------     -----------------     ------------------

            TOTAL                                          $          9,003      $          2,933      $           1,996
                                                           =================     =================     ==================

CURRENT
      Federal                                              $          2,650      $          1,095     $              884
      State                                                             700                   253                    233
      Foreign                                                           223                   199                    136
                                                           -----------------     -----------------     ------------------
            Total current                                             3,573                 1,547                  1,253

DEFERRED
      Federal                                                           143                  (260)                  (251)
      State                                                              42                   (50)                   (44)
                                                           -----------------     -----------------     ------------------
            Total deferred                                              185                  (310)                  (295)
                                                           -----------------     -----------------     ------------------

            TOTAL PROVISION                                $          3,758      $          1,237      $             958
                                                           =================     =================     ==================


   A reconciliation of the provision for income taxes computed at the United States federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                 1998                  1997                  1996
                                                           -----------------     -----------------     ------------------
            Tax at U.S. federal income
               tax rate (34%)                              $          3,061      $            997      $             679
            State income taxes - net of
               U.S. federal tax benefit                                 490                   128                    124
            Difference between foreign
               and U.S. federal tax rates                                72                    51                     14
            Nondeductible items                                          57                    60                    154
            Other - net                                                  78                     1                    (13)
                                                           -----------------     -----------------     ------------------

                                                           $          3,758      $          1,237      $             958
                                                           =================     =================     ==================

            Effective tax rates                                        41.7%                 42.2%                  48.0%
                                                           =================     =================     ==================

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)



NOTE E - INCOME TAXES - CONTINUED

  Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of deferred tax assets and liabilities relate to the following at March 31:

                                                                1998                 1997                 1996
                                                           ---------------      ---------------      ---------------
DEFERRED TAX ASSETS:
      Deferred compensation                                $           81       $          428       $          360
      Accrued workers' compensation                                   545                  360                  400
      Accrued legal expenses                                          571                  536                  324
      Other accruals not currently deductible                         240                  180                  164
      Amortization of intangibles                                      35                   51                   22
      Allowance for doubtful accounts                                  40                   40                   40
      State income taxes                                               63                   46                   30
      Other                                                           132                   50                   55
                                                           ---------------      ---------------      ---------------

            TOTAL DEFERRED TAX ASSETS                      $        1,707       $        1,691       $        1,395
                                                           ===============      ===============      ===============


DEFERRED TAX LIABILITIES:
      Depreciation                                         $          620       $          340       $          412
      Deferred expenses                                                34                  112                   57
      Other                                                            34                   34                   31
                                                           ---------------      ---------------      ---------------

            TOTAL DEFERRED TAX LIABILITIES                 $          688       $          486       $          500
                                                           ===============      ===============      ===============

            NET DEFERRED TAX ASSETS                        $        1,019       $        1,205       $          895
                                                           ===============      ===============      ===============


  The net deferred tax assets are classified in the balance sheet as follows at March 31:

                                                                1998                 1997
                                                           ---------------      ---------------

            Current deferred income taxes                  $        1,453       $        1,494

            Noncurrent deferred income taxes                         (434)                (289)
                                                           ---------------      ---------------

                Net deferred tax assets                    $        1,019       $        1,205
                                                           ===============      ===============

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)


NOTE F - LEASE OBLIGATIONS

    The Company leases certain equipment and facilities under operating leases that expire at various dates through December 31, 2004. The future minimum lease commitments under these operating leases are as follows:

        YEARS ENDED MARCH 31,
---------------------------------------
                 1999                           $1,696
                 2000                            1,300
                 2001                            1,199
                 2002                              873
                 2003                              304
              Thereafter                           376
                                        ---------------
                                                $5,748
                                        ===============


    Rent expense incurred under operating leases was $2.2 million, $1.4 million and $1.7 million for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

    Notes receivable from officers at March 31, 1997 consisted of two notes due from the Company's principal shareholder, plus accrued interest thereon. The notes, which aggregated approximately $325,000, were fully repaid in September 1997. Interest income on shareholder notes amounted to $14,000, $119,000 and $137,000 in the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE H - LITIGATION

    The Company is subject to on-going legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters cannot be reasonably estimated at this time, these actions, when ultimately settled or adjudicated, will not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. The Company has accrued for matters where management has determined that it is probable a liability for which a loss or range of loss can be reasonably estimated has been incurred.

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)



NOTE I - WORKERS' COMPENSATION INSURANCE

    The Company carries workers' compensation insurance that provides coverage to all employees except for those in states that require coverage under the state's workers' compensation funds. The insurance coverage has a deductible of $250,000 per occurrence and an aggregate deductible of $950,000 per policy. Under the terms of the insurance agreements, the Company has $130,000 in cash on deposit with insurance carriers and an outstanding letter of credit in the amount of $1,022,000 at March 31, 1998. These funds and letter of credit serve as collateral for any claims incurred but not reported. The Company has an accrued liability for unpaid claims and claims incurred but not reported of $1.4 million, $900,000 and $714,000 at March 31, 1998, 1997 and 1996, respectively.


NOTE J - NET INCOME PER SHARE

    Net income per share - basic is based on the weighted average number of shares outstanding during each period.

    Net income per share - diluted gives effect to the net additional shares that would have been issued had all dilutive stock options been exercised. The Company had no other potential common stock outstanding.

    The table below presents the information used to compute net income per share, with and without dilution:

                                              ==================================================================
                                                              FOR THE YEAR ENDED MARCH 31, 1998
                                              ------------------------------------------------------------------
                                                          INCOME                 SHARES               PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)                  AMOUNT
                                              ------------------------------------------------------------------
Net income                                                $5,245                  5,215             $1.01 Basic
                                                                                         =======================
Effect of dilutive securities:
   Stock options                                               -                     50
                                              ------------------------------------------
                                                          $5,245                  5,265           $1.00 Diluted
                                              ==================================================================

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)


NOTE K - LONG-TERM INCENTIVE PLAN

    In September 1997, the Company adopted the Long-Term Incentive Plan (the "Plan") for its officers and directors. The Company accounts for the Plan under APB Opinion No. 25 and related interpretations. The Plan allows the Company to grant options to officers and directors for up to 267,015 common shares. Options currently outstanding become exercisable one to five years from the grant date and expire 10 years after the grant date. The options are exercisable at the market price of the Company's common shares on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below.

                                                  ========================
                                                      MARCH 31, 1998
                                                  ------------------------
NET INCOME
   As reported                                            $5,245
   Proforma                                               $4,949
NET INCOME PER SHARE - BASIC
   As reported                                             $1.01
   Proforma                                                $ .95
NET INCOME PER SHARE - DILUTED
   As reported                                             $1.00
   Proforma                                                $ .94


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: expected volatility of 45 percent; risk-free interest rate of 6.24%; and expected lives of 10 years.

               International Total Services, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)


NOTE K - LONG-TERM INCENTIVE PLAN - CONTINUED

    A summary of the status of the Company's plan as of and for the year ended March 31, 1998 is as follows:

                                                                                        WEIGHTED AVERAGE
                                                                   SHARES                 EXERCISE PRICE
                                                            ---------------------------------------------
Outstanding at beginning of year                                        -                         $    -
Granted                                                               265                          11.25
                                                            ---------------------------------------------
Outstanding at end of year                                            265                         $11.25
                                                            =============================================


Options exercisable at end of year                                      0
                                                            ==============

Weighted average fair value of options
   granted during the year                                          $7.43
                                                            ==============

Weighted average remaining contractual
   life (years)                                                      9.49
                                                            ==============

               International Total Services, Inc. and Subsidiaries

                          March 31, 1998, 1997 and 1996
      (Tabular amounts in thousands, except per share and percentage data)


NOTE L - ACQUISITIONS OF OPERATING CONTRACTS

    During the fiscal year ended March 31, 1998, the Company acquired aviation service and commercial security contracts and related property and equipment of $1.7 million from ten entities for an aggregate purchase price of approximately $23.3 million. During the fiscal year ended March 31, 1997, the Company acquired security operating contracts from six entities for an aggregate purchase price of approximately $2.8 million. The Company believes the purchase of these contracts to be substantially equivalent to the purchase of businesses. Accordingly, the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the contracts and, where applicable, covenants not to compete, based upon their estimated fair market values; the excess of the purchase prices over those values have been allocated to goodwill, which is being charged to operations on a straight-line basis over 20 years (see Note A). The operating results related to the acquired contracts have been included in the Company's results of operations from the respective dates of acquisition.

    The following unaudited pro forma results of operations give effect to the above acquisitions as if the 1997 acquisitions had been made at April 1, 1995 and the 1998 acquisitions had been made at April 1, 1996:

                                   =================================================
                                                 YEARS ENDED MARCH 31,
                                   -------------------------------------------------
                                             1998             1997             1996
                                   -------------------------------------------------
Operating revenues                       $214,297         $203,515         $116,246
Net income                                 $6,607           $5,550           $2,341
Net income per share:
   Basic                                    $1.27            $1.09            $0.41
   Diluted                                  $1.25            $1.09            $0.41

    The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of each year, or of results which may occur in the future.

               International Total Services, Inc. and Subsidiaries

                        March 31, 1998, 1997 and 1996

     (Tabular amounts in thousands, except per share and percentage data)




NOTE M - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 1998 and 1997:

------------------------------------------------------------------------------------------------------

                                        JUNE 30       SEPTEMBER 30       DECEMBER 31         MARCH 31
------------------------------------------------------------------------------------------------------
          FISCAL 1998
---------------------------------
Operating revenues                      $38,364            $38,604           $46,240          $50,027
Gross profit                              6,540              6,312             7,418            6,997
Net income                                  853              1,125             1,826            1,441
Net income per share -
  basic                                   $0.23              $0.29             $0.27            $0.22
Net income per share -
  diluted                                 $0.23              $0.29             $0.27            $0.21
------------------------------------------------------------------------------------------------------
        FISCAL 1997 (1)
---------------------------------
Operating revenues                      $24,082            $29,195           $31,885          $30,583
Gross profit                              3,663              4,599             4,952            4,193
Net income                                  442                549               552              153
Net income per share -
  basic                                   $0.08              $0.10             $0.10            $0.04
Net income per share -
  diluted                                 $0.08              $0.10             $0.10            $0.04


       (1) The amounts reported above have been restated from those that were previously reported in the Company's quarterly reports on Form 10-Q to reflect the reclassification from revenue to other expense of discounts given to customers.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES




Shareholders and Board of Directors
INTERNATIONAL TOTAL SERVICES, INC.


In connection with our audit of the consolidated financial statements of International Total Services, Inc. and Subsidiaries referred to in our report dated May 15, 1998, we have also audited Schedule II for each of the three years in the period ended March 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                  GRANT THORNTON LLP


Cleveland, Ohio
May 15, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                For the years ended March 31, 1998, 1997 and 1996

                             (Amounts in thousands)


                         COLUMN A                COLUMN B                COLUMN C                   COLUMN D         COLUMN E

                                                             --------------------------------
                                                                         ADDITIONS
                                                             --------------------------------
                                                BALANCE AT   CHARGED TO                                             BALANCE AT
                                                 BEGINNING   COSTS AND           CHARGED TO                           END OF
    YEAR                DESCRIPTION              OF PERIOD    EXPENSES         OTHER ACCOUNTS      DEDUCTIONS         PERIOD
----------  -------------------------------  --------------- ----------      ----------------     -------------     ----------

    1996    Allowance for doubtful accounts  $           100 $      111                           $        111      $      100

    1997    Allowance for doubtful accounts  $           100 $       57                           $         57      $      100

    1998    Allowance for doubtful accounts  $           100 $      319                           $        319      $      100

                                EXHIBIT INDEX
                                -------------

Exhibit No.                        Description
-----------                        -----------
   3.1           Amended and Restated Articles of Incorporation*

   3.2           Amended and Restated Code of Regulations*

   4.1           Specimen Common Share Certificate*

  10.1           Employment Agreement between the Company and Robert A. Weitzel*

  10.2           Employment Agreement between the Company and James O. Singer*

  10.3           Employment Agreement between the Company and Scott E. Brewer*

  10.4           Employment Agreement between the Company and Brian S. Kenyon

  10.5           Employment Agreement between the Company and Robert A. Swartz*

  10.9           Directors' Deferred Compensation Plan*

  10.10          Long-Term Incentive Plan*

  10.11 Third Amended and Restated Consolidated Replacement Credit Facility and Security Agreement, dated as of March 31, 1997, between Bank One, Cleveland, NA, and the Registrant*

  10.12 First Amendment to Third Amended and Restated Consolidated Replacement Credit Facility and Security Agreement, dated as of October 10, 1997, between Bank One, Cleveland, NA, and the Registrant

  10.13 Amended and Restated Replacement Promissory Note executed by the Registrant in favor of Bank One, NA, successor by merger to Bank One, Cleveland, NA

  21.1           Subsidiaries*

  27.1           Financial Data Schedule


  * Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.