Form 10-Q
period 1998-06-30
INTERNATIONAL TOTAL SERVICES INC
filed 1998-08-14
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-23073
                       INTERNATIONAL TOTAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                             34-1264201
----------------------------------------                  ---------------------
 (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

          Crown Centre
          5005 Rockside Road
          Independence, Ohio                                    44131
----------------------------------------                  ---------------------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code:          (216) 642-4522
                                                   ----------------------------


--------------------------------------------------------------------------------

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No
                                    ----     ----

As of August 14, 1998, the Registrant had 6,662,494 Common Shares issued and outstanding.

                       INTERNATIONAL TOTAL SERVICES, INC.

                                      10-Q

                                      INDEX
                                      -----

                                                                                                                Page No.
PART I      FINANCIAL INFORMATION

ITEM 1         Financial Statements

                   Consolidated Balance Sheets
                              June 30, 1998 and March 31, 1998.......................................................2

                   Consolidated Statements of Income
                              Three Months Ended June 30, 1998 and 1997..............................................3

                   Consolidated Statements of Cash Flows
                              Three Months Ended June 30, 1998 and 1997..............................................4

                   Notes to Consolidated Financial Statements........................................................5

ITEM 2         Management's Discussion and Analysis of Financial Condition and Results of Operations.................7

ITEM 3         Quantitative and Qualitative Disclosures About Market Risk............................................9

PART II     OTHER INFORMATION

ITEM 5      OTHER INFORMATION........................................................................................10

ITEM 6         Exhibits and Reports on Form 8 - K....................................................................10




                                    ITEM 1


                       INTERNATIONAL TOTAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                          June 30, 1998    March 31, 1998
                                                                          -------------    --------------
                                                                           (UNAUDITED)
ASSETS
------
Current Assets
   Cash and cash equivalents                                                 $  3,037        $  1,032
   Accounts receivable - net of allowance for doubtful accounts of $97
      and $100 as of June 30, 1998 and March 31, 1998, respectively            21,471          20,768
   Deferred taxes                                                               1,453           1,453
   Uniforms                                                                     2,912           2,686
   Other current assets                                                         2,619           1,684
                                                                             --------        --------
      Total current assets                                                     31,492          27,623

Property and Equipment
   Security equipment                                                           4,143           3,682
   Service equipment                                                            2,656           2,362
   Computer equipment                                                           2,127           2,049
   Furniture and fixtures                                                       1,023             994
   Leasehold improvements                                                          56              56
   Autos                                                                        1,612           1,607
                                                                             --------        --------
                                                                               11,617          10,750
   Less accumulated depreciation and amortization                               5,455           5,255
                                                                             --------        --------
      Property and equipment - net                                              6,162           5,495

Intangibles, less accumulated amortization of $2,133 and $1,636 as of
   June 30, 1998 and March 31, 1998, respectively                              29,118          25,295
Security deposits and other                                                       154             154
                                                                             --------        --------
                                                                               29,272          25,449
                                                                             --------        --------
      Total Assets                                                           $ 66,926        $ 58,567
                                                                             ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Trade accounts payable                                                    $  5,639        $  4,590
   Accrued payroll and payroll taxes                                           12,990          11,938
   Other accrued expenses                                                       1,387           1,860
   Income taxes payable                                                           531              98
                                                                             --------        --------

      Total current liabilities                                                20,547          18,486

Deferred taxes                                                                    434             434

Long-Term Obligations                                                           5,951             544

Shareholders' Equity
   Common shares, without par value, stated at $.01  per share -
      authorized 20,000 shares, issued and outstanding 6,662
      at June 30, 1998 and March 31, 1998                                          67              67
   Additional paid-in capital                                                  31,211          31,211
   Accumulated other comprehensive loss                                          (158)           (204)
   Retained earnings                                                            8,874           8,029
                                                                             --------        --------
                                                                               39,994          39,103
                                                                             --------        --------
      Total liabilities and shareholders' equity                             $ 66,926        $ 58,567
                                                                             ========        ========


 The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               Three Months Ended June 30, 1998 and June 30, 1997
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


                                                     June 30, 1998                  June 30, 1997
                                              ------------------------        -------------------------
Operating revenues                            $56,645            100.0%       $38,364            100.0%

Cost of operating revenues                     49,012             86.5%        31,824             83.0%
                                              -------              ---        -------              ---
       Gross Profit                             7,633             13.5%         6,540             17.0%

Selling, general and administrative expenses    5,074              9.0%         4,309             11.2%
Contract and goodwill amortization                497              0.9%           171              0.4%
                                              -------              ---        -------              ---
       Operating Profit                         2,062              3.6%         2,060              5.4%

Other                                             524              0.9%           159              0.4%
Interest expense-net                               90              0.2%           414              1.1%
                                              -------              ---        -------              ---
                                                  614              1.1%           573              1.5%
                                              -------              ---        -------              ---
       Income before income taxes               1,448              2.5%         1,487              3.9%

Income taxes                                      603              1.0%           634              1.7%
                                              -------              ---        -------              ---
       Net Income                             $   845              1.5%       $   853              2.2%
                                              =======              ===        =======              ===
Net Income per share:
       Basic                                  $  0.13                         $  0.23
                                              =======                         =======
       Diluted                                $  0.13                         $  0.23
                                              =======                         =======
Weighted average number of shares:
       Basic                                    6,662                          3,655
                                              =======                         =======
       Diluted                                  6,747                          3,655
                                              =======                         =======


The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended June 30, 1998 and June 30, 1997
                             (Amounts in thousands)
                                  (Unaudited)

                                                                   June 30, 1998  June 30, 1997
                                                                   -------------  -------------
Operating Activities:
  Net Income                                                         $   845        $   853
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation                                                      277            244
       Amortization                                                      497            171
       Other                                                              (1)             3
       Changes in working capital:
         Accounts receivable                                            (703)        (3,214)
         Other current and noncurrent assets                          (1,161)          (552)
         Trade accounts payable                                        1,049            152
         Accrued expenses                                              1,012           (231)
                                                                     -------        -------
           Net cash provided by (used in) operating activities         1,815         (2,574)

Investing Activities:
  Additions to property and equipment                                   (895)          (298)
  Proceeds received from sale of equipment                                18             11
  Payments for acquisitions of businesses                             (4,215)          --
                                                                     -------        -------
           Net cash used in investing activities                      (5,092)          (287)

Financing Activities:
  Net borrowings (payments) on note payable to bank                    5,407          3,219
  Other                                                                    -            (99)
                                                                     -------        -------

           Net cash provided by financing activities                   5,407          3,120
Effect of exchange rates on cash                                        (125)          --
                                                                     -------        -------
Net (Decrease) Increase in Cash and Cash Equivalents                   2,005            259

Cash and Cash Equivalents, at Beginning of Year                        1,032          1,452
                                                                     -------        -------
Cash and Cash Equivalents, at End of Period                          $ 3,037        $ 1,711
                                                                     =======        =======



The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                        Three Months Ended June 30, 1998
        (Tabular amounts in thousands, except per share and percentage data)
                                 (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1998 and the results of its operations and cash flows for the three month periods ended June 30, 1998 and 1997 have been included.

         Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

         The Company's fiscal year ends on March 31. All references to fiscal years in this Quarterly Report on Form 10-Q represent the year in which the fiscal period ends (i.e. fiscal 1999 is the year ended March 31, 1999) unless otherwise noted.

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

Recently Issued But Not Yet Adopted Accounting Standards

         During the first quarter of fiscal 1999, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is required to be adopted for financial statements with fiscal years beginning after December 15, 1998 and requires the cumulative effect of the accounting change to be reported in net income in the year of adoption. The Company will adopt SOP 98-5 effective the first quarter of fiscal 2000. The Company believes adoption of this standard will not have a material impact on the Company's financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in its fiscal 1999 year-end financial statements. The Company believes adoption of this standard will not have a material impact on the Company's financial disclosures.

                       INTERNATIONAL TOTAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                        Three Months Ended June 30, 1998
        (Tabular amounts in thousands, except per share and percentage data)
                                 (UNAUDITED)



NOTE B - OTHER COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of fiscal 1999. SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements.

         Total comprehensive income for the three-month periods ended June 30, 1998 and June 30, 1997 was as follows:

                                                         June 30,         June 30,
                                                           1998             1997
                                                        ----------       ----------
   Net income.......................................... $      845       $      853
   Other comprehensive income:
      Foreign currency translation adjustments,
      net of related tax effects.......................        46              -
                                                        ----------       ----------
           Comprehensive income........................ $      891       $      853
                                                        ==========       ==========



NOTE C - ACQUISITIONS OF OPERATING CONTRACTS

         During the three months ended June 30, 1998, the Company acquired aviation service and commercial security contracts from three entities for an aggregate purchase price of approximately $3.7 million. The Company believes that the purchase of these contracts is substantially equivalent to the purchase of a business. Accordingly, the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the contracts and, where applicable, covenants not to compete, based upon their estimated fair market values; the excess of the purchase prices over those values have been allocated to goodwill, which is being charged to operations on a straight-line basis over 20 years. The operating results related to the acquired contracts have been included in the Company's results of operations from the respective dates of acquisitions.

         The following unaudited pro forma results of operations give effect to the above acquisitions as if the three acquisitions, made during the first quarter of fiscal 1999, had been made at April 1, 1997.

                                                                  Three Months Ended June 30
                                                                  --------------------------
                                                                     1998            1997
                                                                 ------------     ---------
   Operating revenues............................................$    57,511      $  40,350
   Net income....................................................$       806      $     847
   Net income per share:
            Basic................................................$       .12      $     .23
            Diluted..............................................$       .12      $     .23

         The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of each year, or of results which may occur in the future.

                                    ITEM 2

                       INTERNATIONAL TOTAL SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                        Three Months Ended June 30, 1998



RESULTS OF OPERATIONS

         Revenues. Revenues for the first quarter of fiscal 1999 increased by $18.2 million to $56.6 million, or 47.4% as compared with the first quarter of fiscal 1998. The increase is primarily attributable to an increase in revenues from the three acquisitions completed during the current fiscal year and the inclusion of revenues from the eleven acquisitions completed in fiscal 1998. The three acquisitions completed in fiscal 1999, which were primarily in industrial security services, contributed $1.1 million to the total increase in revenues for the quarter. The inclusion of the eleven acquisitions completed in fiscal 1998 contributed $12.5 million to the increase in revenues. Internal growth contributed $4.6 million to the increase in revenues in the first quarter of fiscal 1999 compared with the first quarter of 1998.

         Gross Profit. Gross profit was $7.6 million in fiscal 1999 compared with $6.5 million in fiscal 1998, an increase of $1.1 million, or 16.9%. The three acquisitions completed in fiscal 1999, and the inclusion of operating results from the eleven acquisitions completed in fiscal 1998, contributed $0.2 million and $1.7 million, respectively to the increased gross profit. As a percentage of revenues, gross profit was 13.5% in fiscal 1999, compared with 17.0% in fiscal 1998. The current strength of the United States economy, which has driven unemployment to low levels, has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins. The Company is currently implementing operational strategies that the Company believes will improve its gross margins, however, there can be no assurance that these strategies will be successful.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter fiscal 1999 were $5.1 million compared with $4.3 million in the prior year, an increase of $0.8 million, or
18.6 percent. Measured as a percentage of operating revenues, these expenses were 9.0% in the first quarter of fiscal 1999 and 11.2% last year. This decrease reflects the synergies realized from the Company's acquisition program.

         Contract and Goodwill Amortization. Contract and goodwill amortization expense increased $0.3 million to $0.5 million in the first quarter of fiscal year 1999 from $0.2 million in the first quarter of fiscal year 1998. The increase is a result of the eleven acquisitions completed in fiscal 1998 and the three acquisitions completed in the first quarter of fiscal 1999.

         Interest Expense. Interest expense decreased in the first quarter of fiscal 1999 to $0.1 million from $0.4 million in the prior year. The decrease of $0.3 million is a result of the application of proceeds from the Company's initial public offering completed in September 1997 to the payment of debt.

         Income Taxes. The Company's effective income tax rates were 41.6% and 42.6% the first quarter of fiscal years 1999 and 1998, respectively.

         Net Income. As a result of the above factors, the Company's net income remained unchanged at $0.8 million for the first quarter of fiscal year 1999 compared to the first quarter of fiscal 1998. As a percentage of operating revenues, the first quarter of fiscal year 1999's net income of 1.5% decreased 0.7% from the prior year's 2.2%.

                       INTERNATIONAL TOTAL SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                        Three Months Ended June 30, 1998


         LIQUIDITY AND CAPITAL RESOURCES

                  Operating activities provided $1.8 million in cash in the first quarter of fiscal 1999, a net increase of $4.4 million when compared to the $2.6 million used last year. The net increase was primarily attributable to a lower increase in accounts receivable, and increases in accrued expenses and trade accounts payable. These factors were partially offset by increases in other current and noncurrent assets and amortization expense.

                  While accounts receivable increased $0.7 million to $21.5 million, the increase was $2.5 million lower than the increase experienced last year. The accounts receivable increase in fiscal 1998 of $3.2 million was due mainly to an aviation contract acquired in the first quarter of fiscal 1998.

                  The current year increases in trade accounts payable and accrued expenses resulted primarily from accruals associated with the growth of the Company's revenues.

                  Investing activities used $5.1 million, an increase of $4.8 million over fiscal year 1998. The increase was primarily the result of three acquisitions totaling $3.7 million completed in the first quarter of fiscal 1999. Capital expenditures increased $0.6 million to $0.9 in the first quarter of fiscal year 1999 compared to 1998.

                  The Company anticipates making capital expenditures in fiscal 1999 of approximately $1.6 million, primarily related to office space and equipment improvements and computer software and systems. In addition, the Company anticipates that it will continue making significant expenditures to fund its ongoing acquisition program.

                  Financing activities provided $5.4 million, an increase of $2.2 million over fiscal year 1998. These proceeds were primarily used to fund the three acquisitions and capital expenditures during fiscal year 1999.

                  The Company has a two-year revolving credit facility providing maximum availability of $30 million, subject to certain borrowing base limitations. This facility expires in September 1999 and is secured by substantially all of the Company's assets. The interest rate on this credit facility is based on either LIBOR or the bank's base lending rate, plus a margin depending on the Company's ratio of its debt to tangible net-worth. Borrowings under this credit facility currently bear interest at LIBOR plus 2.5 percent. The credit facility contains customary restrictions and covenants, which limit the Company's ability to incur additional indebtedness and pay dividends, and requires the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, and minimum net worth levels, and to satisfy certain other financial covenants.

                  The Company believes that operating cash flows and amounts available under its credit facility will be sufficient to meet its anticipated cash requirements through the end of fiscal 1999.

                       INTERNATIONAL TOTAL SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                        Three Months Ended June 30, 1998


Year 2000 Business Matters

         The Company is currently installing an updated version of the system that processes the majority of its transactions. The Company has been informed by its vendors that this updated version is fully year 2000 compliant. The Company believes that this updated version will be fully operational before year 2000 issues begin to impact the Company. The Company does not anticipate that the cost of installing this updated version will be material to its financial position or results of operations. In addition, the Company will perform an internal review of its other information systems to determine if any other areas of exposure exist. Because the Company has not commenced its internal review, it cannot reasonably estimate the financial impact on its financial position or results of operations at this time. The cost of this new version and of any other new information systems will be capitalized and depreciated over their estimated useful lives for financial reporting purposes.

Forward Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that constitute forward looking statements. Those statements appear in a number of places in this MD&A and include statements regarding the intent, belief or current expectations of International Total Services, Inc., its directors or its officers with respect to (i) potential acquisitions by the Company; (ii) the Company's financing plans; and (iii) trends affecting the Company's financial condition or results of operations.

         Prospective investors are cautioned that any forward looking statements in this MD&A are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from projected results, including unanticipated losses of service contracts, conditions in the aviation industry, and negative publicity regarding the airline security and services and commercial security industries. Readers are cautioned not to place undue reliance on forward looking statements. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those factors discussed in the "Risk Factors" section of the prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.

                                   ITEM 3.

Quantitative and Qualitative Disclosures
About Market Risk

         Not material.

                       INTERNATIONAL TOTAL SERVICES, INC.

Part II - OTHER INFORMATION AND SIGNATURE

Item 5 - Other Information

Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 1999 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. The Company's management proxies may exercise their discretionary voting authority for any shareholder proposal that is submitted other than in accordance with Rule 14a-8 and is received by the Company after June 14, 1999, without any discussion of the proposal in the Company's proxy materials.

Item 6 - Exhibits and Reports on Form 8 - K
         ----------------------------------

         (a)       Exhibits:

                  Exhibit Number            Description
                  --------------            -----------

                       27               Financial Data Schedule (For SEC Filing Purposes Only)


         (b)       Reports on Form 8 - K

                   No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1998                         INTERNATIONAL TOTAL SERVICES, INC.

                                        By:  /s/ BRIAN S. KENYON
                                           -----------------------------
                                             Brian S. Kenyon
                                             Vice President, Finance
                                             (Principal Accounting Officer)