Form 10-Q
period 1998-09-30
INTERNATIONAL TOTAL SERVICES INC
filed 1998-11-13
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-23073
                       INTERNATIONAL TOTAL SERVICES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                Ohio                                          34-1264201
     ---------------------------------------         ---------------------------
     (State or Other Jurisdiction                         (I.R.S. Employer
     of Incorporation or Organization)                    Identification No.)

             Crown Centre
          5005 Rockside Road
           Independence, Ohio                                  44131
     ---------------------------------------         ---------------------------
     (Address of Principal Executive Offices)                 (Zip Code)



Registrant's telephone number, including area code:         (216) 642-4522
                                                     ---------------------------


--------------------------------------------------------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                            ------    ------


As of November 13, 1998, the Registrant had 6,662,494 Common Shares issued and outstanding.

                       INTERNATIONAL TOTAL SERVICES, INC.

                                      10-Q


                                      INDEX
                                      -----

                                                                                                                      Page No.
PART I      FINANCIAL INFORMATION

ITEM 1         Financial Statements

                   Consolidated Balance Sheets
                              September 30, 1998 and March 31, 1998.....................................................2

                   Consolidated Statements of Income
                              Three Months Ended September 30, 1998 and 1997............................................3
                              Six Months Ended September 30, 1998 and 1997..............................................4

                   Consolidated Statements of Cash Flows
                              Six Months Ended September 30, 1998 and 1997..............................................5

                   Notes to Consolidated Financial Statements...........................................................6

ITEM 2         Management's Discussion and Analysis of Financial Condition and Results of Operations....................9

ITEM 3         Quantitative and Qualitative Disclosures About Market Risk..............................................12

PART II     OTHER INFORMATION

ITEM 4         Submission of Matters to a Vote of  Security Holders....................................................13

ITEM 5         Other Information.......................................................................................13

ITEM 6         Exhibits and Reports on Form 8 - K......................................................................13


                       INTERNATIONAL TOTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                 September 30, 1998      March 31, 1998
                                                                                 ------------------    ------------------
                                                                                     (UNAUDITED)
ASSETS
------
Current Assets
       Cash and cash equivalents                                                 $            4,732    $            1,032
       Accounts receivable - net of allowance for doubtful accounts of $111
            and $100 as of September 30, 1998 and March 31, 1998, respectively               22,285                20,768
       Deferred taxes                                                                         1,479                 1,453
       Uniforms                                                                               2,477                 2,686
       Other current assets                                                                   2,335                 1,684
                                                                                 ------------------    ------------------

            TOTAL CURRENT ASSETS                                                             33,308                27,623

Property and Equipment
       Security equipment                                                                     4,859                 3,682
       Service equipment                                                                      2,671                 2,362
       Computer equipment                                                                     2,496                 2,049
       Furniture and fixtures                                                                 1,104                   994
       Leasehold improvements                                                                    56                    56
       Autos                                                                                    932                 1,607
                                                                                 ------------------    ------------------
                                                                                             12,118                10,750
       Less accumulated depreciation and amortization                                         5,660                 5,255
                                                                                 ------------------    ------------------
            Property and equipment - net                                                      6,458                 5,495

Intangibles, less accumulated amortization of $2,700 and $1,636 as of
       September 30, 1998 and March 31, 1998, respectively                                   32,131                25,295
Security deposits and other                                                                      96                   154
                                                                                 ------------------    ------------------

                                                                                             32,227                25,449
                                                                                 ------------------    ------------------

            TOTAL ASSETS                                                         $           71,993    $           58,567
                                                                                 ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
       Trade accounts payable                                                    $            3,456    $            4,590
       Accrued payroll and payroll taxes                                                     13,080                11,938
       Other accrued expenses                                                                 1,488                 1,860
       Income taxes payable                                                                      19                    98
                                                                                 ------------------    ------------------

            TOTAL CURRENT LIABILITIES                                                        18,043                18,486

Deferred taxes                                                                                  434                   434

Long-Term Obligations                                                                        12,574                   544

Shareholders' Equity
       Common shares, without par value, stated at $.01 per share, authorized
            20,000 shares, issued and outstanding 6,662 shares
            at September 30, 1998 and March 31, 1998                                             67                    67
       Additional paid-in capital                                                            31,211                31,211
       Accumulated other comprehensive loss                                                    (112)                 (204)
       Retained earnings                                                                      9,776                 8,029
                                                                                 ------------------    ------------------
                                                                                             40,942                39,103
                                                                                 ------------------    ------------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $           71,993    $           58,567
                                                                                 ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
          Three Months Ended September 30, 1998 and September 30, 1997
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                   September 30, 1998         September 30, 1997
                                               -------------------------   -----------------------

Operating revenues                             $   58,906         100.0%   $   38,604         100.0%

Cost of operating revenues                         50,823          86.3%       32,292          83.6%
                                               ----------    ----------    ----------    ----------

            GROSS PROFIT                            8,083          13.7%        6,312          16.4%

Selling, general and administrative expenses        5,241           8.9%        3,743           9.7%
Contract and goodwill amortization                    567           1.0%          138           0.4%
                                               ----------    ----------    ----------    ----------

            OPERATING PROFIT                        2,275           3.9%        2,431           6.3%

Other expense                                         499           0.8%          162           0.4%
Interest expense-net                                  234           0.4%          344           0.9%
                                               ----------    ----------    ----------    ----------

                                                      733           1.2%          506           1.3%
                                               ----------    ----------    ----------    ----------

            Income before income taxes              1,542           2.6%        1,925           5.0%

Income taxes                                          640           1.1%          800           2.1%
                                               ----------    ----------    ----------    ----------

            NET INCOME                         $      902           1.5%   $    1,125           2.9%
                                               ==========    ==========    ==========    ==========


Net Income per share:
            Basic                              $     0.14                  $     0.29
                                               ==========                  ==========
            Diluted                            $     0.14                  $     0.29
                                               ==========                  ==========

Weighted average number of shares:
            Basic                                   6,662                       3,879
                                               ==========                  ==========
            Diluted                                 6,662                       3,883
                                               ==========                  ==========


The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           Six Months Ended September 30, 1998 and September 30, 1997
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                   September 30, 1998         September 30, 1997
                                               ------------------------    -----------------------

Operating revenues                             $  115,546         100.0%   $   76,968         100.0%

Cost of operating revenues                         99,832          86.4%       64,116          83.3%
                                               ----------    ----------    ----------    ----------

            GROSS PROFIT                           15,714          13.6%       12,852          16.7%

Selling, general and administrative expenses       10,313           8.9%        8,052          10.5%
Contract and goodwill amortization                  1,065           0.9%          309           0.4%
                                               ----------    ----------    ----------    ----------

            OPERATING PROFIT                        4,336           3.8%        4,491           5.8%

Other expense                                       1,023           0.9%          321           0.4%
Interest expense-net                                  323           0.3%          758           1.0%
                                               ----------    ----------    ----------    ----------

                                                    1,346           1.2%        1,079           1.4%
                                               ----------    ----------    ----------    ----------

            INCOME BEFORE INCOME TAXES              2,990           2.6%        3,412           4.4%

Income taxes                                        1,243           1.1%        1,434           1.8%
                                               ----------    ----------    ----------    ----------

            NET INCOME                         $    1,747           1.5%   $    1,978           2.6%
                                               ==========    ==========    ==========    ==========


Net Income per share:
            Basic                              $     0.26                  $     0.52
                                               ==========                  ==========
            Diluted                            $     0.26                  $     0.52
                                               ==========                  ==========

Weighted average number of shares:
            Basic                                   6,662                       3,768
                                               ==========                  ==========
            Diluted                                 6,662                       3,770
                                               ==========                  ==========


The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended
                    September 30, 1998 and September 30, 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                                  September 30, 1998    September 30, 1997
                                                                  ------------------    ------------------
OPERATING ACTIVITIES:
     Net Income                                                   $            1,747    $            1,978
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
             Depreciation                                                        509                   382
             Amortization                                                      1,065                   309
             Other                                                              --                       2
             Changes in working capital:
                 Accounts receivable                                          (1,517)               (2,982)
                 Other current and noncurrent assets                            (408)               (1,275)
                 Trade accounts payable                                       (1,134)                3,554
                 Accrued expenses                                                696                    94
                                                                  ------------------    ------------------

                      Net cash provided by operating activities                  958                 2,062

INVESTING ACTIVITIES:
     Additions to property and equipment                                      (2,405)                 (578)
     Deposit on sale of property, plant and equipment                            200                  --
     Proceeds received from sale of equipment                                     18                    11
     Property and equipment of acquired businesses                               (45)                 --
     Payments for acquisitions of businesses                                  (7,053)               (2,307)
                                                                  ------------------    ------------------

                      Net cash used in investing activities                   (9,285)               (2,874)

FINANCING ACTIVITIES:
     Net borrowings (payments) on note payable to bank                        12,026                (6,571)
     Principal payments on long-term debt                                       --                  (3,000)
     Proceeds from sale of stock                                                --                  30,012
     Decrease in capital lease obligation                                       --                     (94)
     Decrease in note receivable from officer                                   --                     445
                                                                  ------------------    ------------------

                      Net cash provided by financing activities               12,026                20,792

Effect of exchange rates on cash                                                   1                  --
                                                                  ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,700                19,980

Cash and Cash Equivalents, beginning balance                                   1,032                 1,452
                                                                  ------------------    ------------------

Cash and Cash Equivalents, ending balance                         $            4,732    $           21,432
                                                                  ==================    ==================

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL TOTAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                Three and Six Months Ended September 30, 1998
     (Tabular amounts in thousands, except per share and percentage data)
                                 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1998 and the results of its operations for the three and six month periods ended September 30, 1998 and 1997 and cash flows for the six month periods ended September 30, 1998 and 1997 have been included.

         Operating results for the three and six month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

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

Recently Issued But Not Yet Adopted Accounting Standards

         During the first quarter of fiscal 1999, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is required to be adopted for financial statements with fiscal years beginning after December 15, 1998 and requires the cumulative effect of the accounting change to be reported in net income in the year of adoption. The Company will adopt
SOP 98-5 effective the first quarter of fiscal 2000. The Company believes adoption of this standard will not have a material impact on the Company's financial position or results of operations.

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

                      INTERNATIONAL TOTAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                Three and Six Months Ended September 30, 1998
     (Tabular amounts in thousands, except per share and percentage data)
                                 (Unaudited)

NOTE B - OTHER COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of fiscal year 1999. SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements.

     Total comprehensive income for the three-month periods ended September 30, 1998 and September 30, 1997 was as follows:

                                                                          Sept. 30,        Sept. 30,
                                                                            1998             1997
                                                                          ----------       ---------
                  Net income...........................................   $      902       $   1,125
                  Other comprehensive income:
                     Foreign currency translation adjustments,
                     net of related tax effects........................           46               0
                                                                          ----------       ---------

                                     Comprehensive income..............   $      948       $   1,125
                                                                          ==========       =========

         Total comprehensive income for the six-month periods ended September 30, 1998 and September 30, 1997 was as follows:

                                                                        Sept. 30,        Sept. 30,
                                                                          1998             1997
                                                                        ---------        ---------
                  Net income........................................... $   1,747        $   1,978
                  Other comprehensive income:
                     Foreign currency translation adjustments,
                     net of related tax effects........................        92                0
                                                                        ---------        ---------

                                     Comprehensive income.............. $   1,839        $   1,978
                                                                        =========        =========


NOTE C - ACQUISITIONS OF OPERATING CONTRACTS

     During the six months ended September 30, 1998, the Company acquired staffing service contracts from five entities for an aggregate purchase price of approximately $8.0 million. The Company believes that the purchase of these contracts is substantially equivalent to the purchase of a business. Accordingly, the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the contracts and, when applicable, covenants not to compete, based upon their estimated fair market values; the excess of the purchase prices over those values have been allocated to goodwill, which is being charged to operations on a straight-line basis over 20 years. The operating results related to the acquired contracts have been included in the Company's results of operations from the respective dates of acquisitions.

                      INTERNATIONAL TOTAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                Three and Six Months Ended September 30, 1998
     (Tabular amounts in thousands, except per share and percentage data)
                                 (Unaudited)


         The following unaudited pro forma results of operations give effect to the five acquisitions made in fiscal 1999 as if they had been made at April 1, 1997.

                                                                       Three Months Ended Sept. 30
                                                                     -----------------------------
                                                                           1998           1997
                                                                       ----------       ----------
         Operating revenues............................................$    60,512      $   43,311
         Net income....................................................$     1,096      $    1,431
         Net income per share:
                  Basic................................................$       .16       $      37
                  Diluted..............................................$       .16       $     .37

                                                                          Six Months Ended Sept. 30
                                                                         --------------------------
                                                                           1998            1997
                                                                       ----------       -----------
         Operating revenues............................................$   120,370      $   86,013
             Net income................................................$     2,223      $    2,601
         Net income per share:
                  Basic................................................$       .33      $      .69
                  Diluted..............................................$       .33      $      .69

         The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of each year, or of results which may occur in the future.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Six Months Ended September 30, 1998


                                     ITEM 2.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

         Revenues. Revenues for the second quarter of fiscal 1999 increased by $20.3 million, or 52.6 percent, to $58.9 million, as compared with the second quarter of fiscal 1998. The increase is primarily attributable to an increase in revenues from the five acquisitions completed during the current fiscal year and the inclusion of revenues from the eleven acquisitions completed in fiscal 1998. The five acquisitions completed in fiscal 1999, which were primarily non-aviation security service contracts, contributed $2.8 million to the total increase in revenues for the quarter. The inclusion of the eleven acquisitions completed in fiscal 1998 contributed $15.0 million to the increase in revenues. Internal growth contributed $2.5 million of the increase in revenues in the second quarter of fiscal 1999 compared with the second quarter of 1998.

         Gross Profit. Gross profit was $8.1 million in the second quarter of fiscal 1999 compared with $6.3 million in the second quarter of fiscal 1998, an increase of $1.8 million, or 27.9 percent. The five acquisitions completed in fiscal 1999, and the inclusion of operating results from the eleven acquisitions completed in fiscal 1998, contributed $0.6 million and $2.1 million, respectively, to the increased gross profit. As a percentage of revenues, gross profit declined to 13.7 percent in fiscal 1999, from 16.4 percent in fiscal 1998 due to increased labor costs. The current strength of the United States economy, which has driven unemployment to low levels, has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins. The Company has implemented operational strategies that it believes will improve gross margins, however, there can be no assurance that these strategies will be successful.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarter of fiscal 1999 were $5.2 million compared with $3.7 million in the prior year, an increase of $1.5 million, or
40.0 percent. Measured as a percentage of operating revenues, these expenses were 8.9 percent in the second quarter of fiscal 1999 and 9.7 percent in the second quarter of last year. The decrease in selling, general and administrative expenses, as a percent of operating revenues, reflects the synergies realized from the Company's acquisition program.

         Contract and Goodwill Amortization. Contract and goodwill amortization expense increased to $0.6 million in the second quarter of fiscal 1999 from $0.1 million in the second quarter of fiscal 1998. The increase is a result of the eleven acquisitions completed in fiscal 1998 and the five acquisitions completed in fiscal 1999.

         Interest Expense. Interest expense decreased in the second quarter of fiscal 1999 to $0.2 million from $0.3 million in the prior year. The decrease of $0.1 million is a result of lower average interest rates on outstanding debt and lower average borrowings in fiscal 1999 compared with fiscal 1998.

         Income Taxes. The Company's effective income tax rates were 41.5 percent and 41.6 percent for the second quarter of fiscal years 1999 and 1998, respectively.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Six Months Ended September 30, 1998


         Net Income. As a result of the foregoing factors, the Company's net income decreased to $0.9 million for the second quarter of fiscal 1999 compared with $1.1 million in the second quarter of fiscal 1998. As a percentage of operating revenues, net income was 1.5 percent compared with 2.9 percent in the prior year.


Six Months Ended September 30, 1998 and 1997

         Revenues. Revenues for the first six months of fiscal 1999 increased by $38.5 million to $115.5 million, or 50.1 percent as compared with the first six months of fiscal 1998. The increase is primarily attributable to an increase in revenues from the five acquisitions completed during the current fiscal year and the inclusion of revenues from the eleven acquisitions completed in fiscal 1998. The five acquisitions completed in fiscal 1999, which were primarily non-aviation security service contracts, contributed $4.0 million to the total increase in revenues. The inclusion of the eleven acquisitions completed in fiscal 1998 contributed $30.0 million to the increase in revenues. Internal growth contributed $4.5 million of the increase in revenues in the first six months of fiscal 1999 compared with the first six months of 1998.

         Gross Profit. Gross profit was $15.7 million in fiscal 1999 compared with $12.9 million in fiscal 1998, an increase of $2.8 million, or 22.2 percent. The five acquisitions completed in fiscal 1999, and the inclusion of operating results from the eleven acquisitions completed in fiscal 1998, contributed $0.9 million and $4.2 million, respectively, to the increased gross profit. As a percentage of revenues, gross profit was 13.6 percent in fiscal 1999, compared with 16.7 percent in fiscal 1998. The current strength of the United States economy, which has driven unemployment to low levels has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins. The Company has implemented operational strategies that it believes will improve gross margins, however, there can be no assurance that these strategies will be successful.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first six months of fiscal 1999 were $10.3 million compared with $8.1 million in the prior year, an increase of $2.3 million, or 28.1 percent. Measured as a percentage of operating revenues, these expenses were 8.9 percent in fiscal 1999 and 10.5 percent in the second quarter of last year. The decrease in selling, general and administrative expenses, as a percent of operating revenues, reflects the synergies realized from the Company's acquisition program.

         Contract and Goodwill Amortization. Contract and goodwill amortization expense increased $0.8 million to $1.1 million in the first six months of fiscal 1999 from $0.3 million in fiscal 1998. The increase is a result of the eleven acquisitions completed in fiscal 1998 and the five acquisitions completed in fiscal 1999.

         Interest Expense. Interest expense decreased in the first six months of fiscal 1999 to $0.3 million from $0.8 million in the prior year. The decrease is a result of lower average interest rates and lower average borrowings in fiscal 1999.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Six Months Ended September 30, 1998


         Income Taxes. The Company's effective income tax rates were 41.6 percent and 42.0 percent for the first six months of fiscal years 1999 and 1998, respectively.

         Net Income. As a result of the above factors, the Company's net income decreased to $1.7 million for the first six months of fiscal 1999 compared with $2.0 million in fiscal 1998. As a percentage of operating revenues, the first six months of fiscal year 1999's net income was 1.5 percent compared with 2.6 percent in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $1.0 million in cash in the first six months of fiscal 1999, a net decrease of $1.1 million when compared to the $2.1 million provided last year. The net decrease was primarily attributable to a decrease in accounts payable, partially offset by a smaller year-over-year increase in accounts receivable.

         While accounts receivable increased $1.5 million to $22.3 million, the increase was $1.5 million lower than the increase experienced during the same period last year. The favorable impact from accounts receivable is due to a decrease in the Company's average collection period and to an aviation contract acquired in the first quarter of fiscal year 1998.

         The current year decrease in trade accounts payable is attributed to quicker turnover of accounts payable balances and also due to final payments made on previously completed acquisitions.

         Investing activities used $9.3 million, an increase of $6.4 million over the same period in fiscal 1998. Of the increase, $4.7 million relates to investments in acquisitions. Capital expenditure increased $1.8 million to $2.4 million in the first six months of fiscal 1999 compared with the first six months of 1998 due to increased investments in systems, security equipment, and service equipment.

         The Company anticipates making capital expenditures in fiscal 1999 of approximately $4.0 million, primarily related to security equipment, service equipment, and computer software and systems. In addition, the Company anticipates that it will continue making significant expenditures to fund its ongoing acquisition program.

         Financing activities provided $12.0 million, compared with $20.8 million in the same period of fiscal 1998. The completion of the company's initial public offering in September 1997 provided $30.0 million to financing activities in fiscal 1998.

         The Company has a two-year revolving credit facility providing maximum availability of $30 million, subject to certain borrowing base limitations. At September 30, 1998, the Company had approximately $6.5 million available under this facility. This facility expires in September 1999 and is secured by substantially all of the Company's assets. The interest rate on this credit facility is based on either LIBOR or the bank's base lending rate, plus a margin depending on the Company's ratio of its debt to tangible net worth. Borrowings under this credit facility currently bear interest at LIBOR plus 2.5 percent. The credit facility contains customary restrictions and covenants which limit the Company's ability to incur additional indebtedness and pay dividends, and requires the Company to maintain prescribed debt-to-equity and fixed charge

                      INTERNATIONAL TOTAL SERVICES, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                Three and Six Months Ended September 30, 1998


coverage ratios, minimum net worth levels, and to satisfy certain other financial covenants. The Company was in compliance with such covenants at September 30, 1998.

         The Company believes that operating cash flows and amounts available under its credit facility will be sufficient to meet its anticipated cash requirements through the end of fiscal 1999.

YEAR 2000 BUSINESS MATTERS

         The Company has completed its assessment of its two most significant systems to determine the readiness of those systems to handle year 2000 information processing needs. The two systems covered in this assessment are the Company's enterprise software package, which processes payroll, accounts payable, accounts receivable and financial accounting transactions, and the Company's time and attendance system.

         The version of the enterprise software package that the Company is currently running is not year 2000 compliant, and as such the Company has purchased the latest version of this package from the software vendor. The software vendor has assured the Company that this new version is fully year 2000 compliant. The process of converting to this new version is anticipated to commence by the end of December 1998 and be completed by the end of March 1999. The total cost of this new version and its installation is anticipated to be approximately $0.3 million, of which approximately $0.1 million has already been spent.

         The Company's current PC based time and attendance system is also not year 2000 compliant. The Company has developed, internally, a new AS400-based time and attendance system which is fully year 2000 compliant. This new system is already operational in several locations and it is expected that it will be fully implemented by the end of March 1999. The total cost of developing and installing this new system is anticipated to be approximately $0.4 million, of which approximately $0.1 million has already been spent.

         The Company will conduct an internal review to determine if any other areas of exposure exist. The company does not anticipate that any other material internal or third party issues will exist however, because this review is not yet complete there can be no assurances that this will be the case. The expenditures outlined above are in addition to the Company's normal budgeted level for information systems.

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

         Prospective investors are cautioned that any forward looking statements in this MD&A are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from projected results, including unanticipated losses of service contracts, conditions in the aviation industry, and negative publicity regarding the airline security services and commercial security industries. Readers are cautioned not to place undue reliance on forward looking statements. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those factors discussed in the "Risk Factors" section of the prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.


                                     ITEM 3.

Quantitative and Qualitative Disclosures
About Market Risk

                  Not material.

                       INTERNATIONAL TOTAL SERVICES, INC.


PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held September 18, 1998, with the results indicated:

         Outstanding Shares Entitled to Vote         Number of Votes
         -----------------------------------         ---------------

                 6,662,494 Common                      6,662,494

     Item 1:  Election of Five Directors for the Ensuing Year.

                                                      Votes
         Director Nominee          For               Withheld            Total
         ----------------    -----------------     ------------      ------------

         Robert A. Weitzel   6,199,272                 84,576          6,283,848
         James O. Singer     6,202,122                 81,726          6,283,848
         Lee C. Howley, Jr.  6,201,822                 82,026          6,283,848
         Ivan J. Winfield    6,202,122                 81,726          6,283,848
         J. Jeffrey Eakin    6,199,522                 84,326          6,283,848


     Item 2: Approval of an Amendment to the Company's Long-Term Incentive Plan.

                            6,153,837 Votes FOR the amendment
                              126,151 Votes AGAINST the amendment

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

ITEM 6 - Exhibits and Reports on Form 8 - K
         ----------------------------------------------
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

November 13, 1998

                                          International Total Services, Inc.


                                          By: /s/ BRIAN S. KENYON
                                              ----------------------------------
                                              Brian S. Kenyon
                                              Vice President, Finance
                                              On behalf of the registrant and as
                                              Chief Accounting Officer