Form 10-Q
period 1998-12-31
INTERNATIONAL TOTAL SERVICES INC
filed 1999-02-12
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q




(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------  -------------


                         Commission file number 0-23073
                       INTERNATIONAL TOTAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                           34-1264201
---------------------------------                     -------------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

        Crown Centre
     5005 Rockside Road
     Independence, Ohio                                        44131
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)



Registrant's telephone number, including area code:       (216) 642-4522
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

                                    Yes  X   No
                                       -----   -----

As of February 12, 1999, the Registrant had 6,662,494 Common Shares issued and outstanding.

                       INTERNATIONAL TOTAL SERVICES, INC.

                                      10-Q


                                      INDEX
                                      ------

                                                                                                           Page No.
PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements
           Consolidated Balance Sheets
                 December 31, 1998 and March 31, 1998.......................................................   2

           Consolidated Statements of Income
                 Three Months Ended December 31, 1998 and 1997..............................................   3
                 Nine Months Ended December 31, 1998 and 1997...............................................   4

           Consolidated Statements of Cash Flows
                 Nine Months Ended December 31, 1998 and 1997...............................................   5

           Notes to Consolidated Financial Statements.......................................................   6

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..............   9

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.........................................  13

PART II  Other Information

ITEM 6   Exhibits and Reports on Form 8 - K.................................................................  14

                       INTERNATIONAL TOTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                  December 31, 1998    March 31, 1998
                                                                                  -----------------    --------------
                                                                                      (UNAUDITED)         (AUDITED)
ASSETS
Current Assets
       Cash and cash equivalents                                                       $  3,962           $  1,032
       Accounts receivable - net of allowance for doubtful accounts of $136
            and $100 as of December 31, 1998 and March 31, 1998, respectively            24,812             20,768
       Deferred taxes                                                                     1,481              1,453
       Uniforms                                                                           2,295              2,686
       Other current assets                                                               2,226              1,684
                                                                                       --------           --------

            TOTAL CURRENT ASSETS                                                         34,776             27,623

Property and Equipment
       Security equipment                                                                 4,549              3,682
       Service equipment                                                                  2,766              2,362
       Computer equipment                                                                 2,601              2,049
       Furniture and fixtures                                                             1,121                994
       Leasehold improvements                                                                56                 56
       Autos                                                                              1,036              1,607
                                                                                       --------           --------
                                                                                         12,129             10,750
       Less accumulated depreciation and amortization                                     5,717              5,255
                                                                                       --------           --------
            Property and equipment - net                                                  6,412              5,495

Intangibles, less accumulated amortization of $3,305 and $1,636 as of
       December 31, 1998 and March 31, 1998, respectively                                32,626             25,295
Security deposits and other                                                                 122                154
                                                                                       --------           --------

                                                                                         32,748             25,449
                                                                                       --------           --------

            TOTAL ASSETS                                                               $ 73,936           $ 58,567
                                                                                       ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Trade accounts payable                                                          $  4,383           $  4,590
       Accrued payroll and payroll taxes                                                 13,440             11,938
       Other accrued expenses                                                             1,520              1,860
       Income taxes payable                                                                 461                 98
                                                                                       --------           --------

            TOTAL CURRENT LIABILITIES                                                    19,804             18,486

Deferred taxes                                                                              434                434

Long-Term Obligations                                                                    11,814                544

Shareholders' Equity
       Common shares, without par value, stated at $.01 per share authorized
            20,000 shares, issued and outstanding 6,662
            at December 31, 1998 and March 31, 1998                                          67                 67
       Additional paid-in capital                                                        31,211             31,211
       Accumulated other comprehensive income (loss)                                       (136)              (204)
       Retained earnings                                                                 10,742              8,029
                                                                                       --------           --------
                                                                                         41,884             39,103
                                                                                       --------           --------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 73,936           $ 58,567
                                                                                       ========           ========



The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           Three Months Ended December 31, 1998 and December 31, 1997
                  (Amounts in thousands, except per share data)
                                   (Unaudited)




                                                               1998                        1997
                                                        -----------------           -----------------
Operating revenues                                      $59,356    100.0%           $46,240    100.0%

Cost of operating revenues                               51,307     86.4%            38,822     84.0%
                                                        -------    -----            -------    -----

            GROSS PROFIT                                  8,049     13.6%             7,418     16.0%

Selling, general and administrative expenses              5,050      8.5%             3,971      8.7%
Contract and goodwill amortization                          605      1.0%               266      0.6%
                                                        -------    -----            -------    -----

            OPERATING PROFIT                              2,394      4.1%             3,181      6.9%

Other expense                                               498      0.8%               184      0.4%
Interest expense-net                                        267      0.5%               (58)    (0.1%)
                                                        -------    -----            -------    -----

                                                            765      1.3%               126      0.3%
                                                        -------    -----            -------    -----

            INCOME BEFORE INCOME TAXES                    1,629      2.8%             3,055      6.6%

Income taxes                                                663      1.1%             1,229      2.7%
                                                        -------    -----            -------    -----

            NET INCOME                                  $   966      1.7%           $ 1,826      3.9%
                                                        =======    =====            =======    =====


Net Income per share:
            Basic                                       $  0.15                     $  0.27
                                                        =======                     =======
            Diluted                                     $  0.15                     $  0.27
                                                        =======                     =======

Weighted average number of shares:
            Basic                                         6,662                       6,662
                                                        =======                     =======
            Diluted                                       6,662                       6,737
                                                        =======                     =======


The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            Nine Months Ended December 31, 1998 and December 31, 1997
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                               1998                           1997
                                                        ------------------              ----------------
Operating revenues                                      $174,907    100.0%              $123,208   100.0%

Cost of operating revenues                               151,142     86.4%               102,938    83.5%
                                                        --------    -----               --------   -----

            GROSS PROFIT                                  23,765     13.6%                20,270    16.5%

Selling, general and administrative expenses              15,365      8.8%                12,023     9.8%
Contract and goodwill amortization                         1,669      1.0%                   575     0.5%
                                                        --------    -----               --------   -----

            OPERATING PROFIT                               6,731      3.8%                 7,672     6.2%

Other expense                                              1,521      0.9%                   505     0.4%
Interest expense-net                                         591      0.3%                   700     0.6%
                                                        --------    -----               --------   -----

                                                           2,112      1.2%                 1,205     1.0%
                                                        --------    -----               --------   -----

            INCOME BEFORE INCOME TAXES                     4,619      2.6%                 6,467     5.2%

Income taxes                                               1,906      1.1%                 2,663     2.1%
                                                        --------    -----               --------   -----

            NET INCOME                                  $  2,713      1.5%              $  3,804     3.1%
                                                        ========    =====               ========   =====


Net Income per share:
            Basic                                       $   0.41                        $   0.80
                                                        ========                        ========
            Diluted                                     $   0.41                        $   0.79
                                                        ========                        ========

Weighted average number of shares:
            Basic                                          6,662                           4,736
                                                        ========                        ========
            Diluted                                        6,662                           4,805
                                                        ========                        ========



The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended December 31, 1998 and December 31, 1997
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                       1998                1997
                                                                                     --------            --------
OPERATING ACTIVITIES:
      Net Income                                                                     $  2,713            $  3,804
      Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
              Depreciation                                                                805                 616
              Amortization                                                              1,669                 596
              (Gain)/Loss on Disposal of Assets                                           (19)                  2
              Deferred income taxes                                                        --                  75
              Changes in working capital:
                 Accounts receivable                                                   (4,044)             (7,532)
                 Other current and noncurrent assets                                     (147)             (1,729)
                 Trade accounts payable                                                  (207)              2,381
                 Accrued expenses                                                       1,525              (1,706)
                                                                                     ---------           ---------

                      Net cash provided/(used) by operating activities                  2,295              (3,493)

INVESTING ACTIVITIES:
      Additions to property and equipment                                              (2,458)               (828)
      Deposit on sale of property and equipment                                           200                   -
      Proceeds received from sale of property and equipment                               176                  11
      Property and equipment of acquired businesses                                      (187)             (1,656)
      Payments for acquisitions of businesses                                          (8,434)            (11,923)
                                                                                     ---------           ---------

                      Net cash used in investing activities                           (10,703)            (14,396)

FINANCING ACTIVITIES:
      Net borrowings (payments) on note payable to bank                                11,270              (6,849)
      Principal payments on long-term debt                                                 --              (3,000)
      Proceeds from sale of stock                                                          --              29,995
      Decrease in capital lease obligation                                                 --                (227)
      Decrease in note receivable from officer                                             --                 445
                                                                                     ---------           ---------

                      Net cash provided by financing activities                        11,270              20,364

Effect of exchange rates on cash                                                           68                (174)
                                                                                     ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,930               2,301

Cash and Cash Equivalents, beginning balance                                            1,032               1,452
                                                                                     ---------           ---------

Cash and Cash Equivalents, ending balance                                            $  3,962            $ $3,753
                                                                                     =========           =========



The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                  Three and Nine Months Ended December 31, 1998
      (Tabular amounts in thousands, except per share and percentage data)
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of December 31, 1998 and the results of its operations for the three and nine month periods ended December 31, 1998 and 1997 and cash flows for the nine month periods ended December 31, 1998 and 1997 have been included.

         Operating results for the three and nine month periods ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

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

RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS

         During the first quarter of fiscal 1999, the AICPA's Accounting Standards Executive Committee issued Statement of Opinion (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is required to be adopted for financial statements with fiscal years beginning after December 15, 1998 and requires the cumulative effect of the accounting change to be reported in net income in the year of adoption. The Company will adopt SOP 98-5 effective the first quarter of fiscal 2000. The Company believes adoption of this standard will not have a material impact on the Company's financial position or results of operations.

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

                       INTERNATIONAL TOTAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                  Three and Nine Months Ended December 31, 1998
      (Tabular amounts in thousands, except per share and percentage data)
                                   (Unaudited)

NOTE B - OTHER COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of fiscal year 1999. SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements.

         Total comprehensive income for the three-month periods ended December 31, 1998 and December 31, 1997 was as follows:

                                                                            1998         1997
                                                                            ----         ----
                  Net income                                                $966       $1,826
                  Other comprehensive income:
                     Foreign currency translation adjustments.........       (24)        (174)
                                                                            ----       ------
                                     Comprehensive income.............      $942       $1,652
                                                                            ====       ======


         Total comprehensive income for the nine-month periods ended December 31, 1998 and December 31, 1997 was as follows:

                                                                           1998         1997
                                                                           ----         ----
                  Net income..........................................    $2,713        $3,804
                  Other comprehensive income:
                     Foreign currency translation adjustments.........        68          (174)
                                                                          ------        ------

                                     Comprehensive income.............    $2,781        $3,630
                                                                          ======        ======


NOTE C - ACQUISITIONS OF OPERATING CONTRACTS

         During the nine months ended December 31, 1998, the Company acquired staffing service contracts from five entities for an aggregate purchase price of approximately $7.7 million. The Company believes that the purchase of these contracts is substantially equivalent to the purchase of a business. Accordingly, the acquisitions have been accounted for under the purchase method of accounting. The purchase prices have been allocated to the contracts and, when applicable, covenants not to compete, based upon their estimated fair market values; the excess of the purchase prices over those values have been allocated to goodwill, which is being charged to operations on a straight-line basis over 20 years. The operating results related to the acquired contracts have been included in the Company's results of operations from the respective dates of acquisitions.

NOTE D - CONTINGENCIES

          In December 1998, the FAA issued a proposed civil penalty in the amount of $152,000 for alleged violations of Federal Aviation Regulations pertaining to the Company's drug testing program. The Company is contesting the proposed penalty and believes that the final outcome will not be material. The financial statements do not include any provision for this contingency, as the amount cannot be estimated at this time.

                       INTERNATIONAL TOTAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                  Three and Nine Months Ended December 31, 1998
      (Tabular amounts in thousands, except per share and percentage data)
                                   (Unaudited)

NOTE E - SUBSEQUENT EVENTS

         In January 1999, two ITS Security Officers were fatally shot and two others were critically wounded while at a job site in Compton, CA. While the financial impact of this incident has not yet been determined, management believes that the Company will be responsible for approximately $250,000 in damages arising from this incident. The Company will accrue adequate reserves during the fourth quarter of fiscal 1999 to cover what it believes will be the ultimate cost of this incident.




NOTE F - PROFORMA RESULTS OF OPERATIONS

         The following unaudited pro forma results of operations give effect to the five acquisitions made in fiscal 1999 as if they had been made at April 1, 1997.

                                                                        Three Months Ended Dec. 31
                                                                        --------------------------
                                                                          1998              1997
                                                                         -------          -------
         Operating revenues.......................................       $59,356          $50,719
         Net income...............................................       $   966          $ 2,010
                  Net income per share:
                  Basic...........................................       $   .15          $   .30
                  Diluted.........................................       $   .15          $   .30


                                                                         Nine Months Ended Dec. 31
                                                                         -------------------------
                                                                          1998              1997
                                                                         ------            ------
         Operating revenues.......................................      $184,580         $141,582
             Net income...........................................      $  3,916         $  5,339
         Net income per share:
                  Basic...........................................      $    .59         $   1.13
                  Diluted.........................................      $    .59         $   1.11


         The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of each year, or of results which may occur in the future.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                 Three and Nine Months Ended December 31, 1998

                                     ITEM 2.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997

         Revenues. Revenues for the third quarter of fiscal 1999 increased by $13.1 million, or 28.4 percent, to $59.4 million, as compared with the third quarter of fiscal 1998. The increase is primarily attributable to an increase in revenues from the five acquisitions completed during the current fiscal year and the inclusion of revenues from the eleven acquisitions completed in fiscal 1998. The five acquisitions completed in fiscal 1999, which were primarily non-aviation security service contracts, contributed $4.0 million to the total increase in revenues for the quarter. The inclusion of the eleven acquisitions completed in fiscal 1998 contributed $7.8 million to the increase in revenues. Internal growth contributed $1.3 million of the increase in revenues in the third quarter of fiscal 1999 compared with the third quarter of 1998.

         Gross Profit. Gross profit was $8.0 million in the third quarter of fiscal 1999 compared with $7.4 million in the third quarter of fiscal 1998, an increase of $.6 million, or 8.5 percent. The five acquisitions completed in fiscal 1999, and the inclusion of operating results from the eleven acquisitions completed in fiscal 1998, contributed $1.0 million and $1.2 million, respectively, to the increased gross profit. As a percentage of revenues, gross profit declined to 13.6 percent in fiscal 1999, from 16.0 percent in fiscal 1998 due to increased labor costs. The current strength of the United States economy, which has driven unemployment to low levels, has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers and has resulted in the Company's payment of increased overtime. These factors have resulted in downward pressure on the Company's gross margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarter of fiscal 1999 were $5.1 million compared with $4.0 million in the prior year, an increase of $1.1 million, or
27.2 percent. Measured as a percentage of operating revenues, these expenses were 8.5 percent in the third quarter of fiscal 1999 and 8.7 percent in the third quarter of last year.

         Contract and Goodwill Amortization. Contract and goodwill amortization expense increased to $0.6 million in the third quarter of fiscal 1999 from $0.3 million in the third quarter of fiscal 1998. The increase is a result of the eleven acquisitions completed in fiscal 1998 and the five acquisitions completed in fiscal 1999.

         Interest Expense. Net interest expense in the third quarter of fiscal 1999 was $0.3 million compared with net interest income of $0.06 million in the prior year. The Company completed its initial public offering of common shares during the third quarter of fiscal 1998 and as such had lower average borrowings in last year's third quarter. The increase in net interest expense is a result of higher average borrowings in fiscal 1999.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Nine Months Ended December 31, 1998

         Income Taxes. The Company's effective income tax rates were 40.7 percent and 40.2 percent for the third quarter of fiscal 1999 and 1998, respectively.

         Net Income. As a result of the foregoing factors, the Company's net income decreased to $1.0 million for the third quarter of fiscal 1999 compared with $1.8 million in the third quarter of fiscal 1998. As a percentage of operating revenues, net income was 1.7 percent compared with 3.9 percent in the prior year.

Nine Months Ended December 31, 1998 and 1997

         Revenues. Revenues for the first nine months of fiscal 1999 increased by $51.7 million to $174.9 million, or 42.0 percent as compared with the first nine months of fiscal 1998. The increase is primarily attributable to an increase in revenues from the five acquisitions completed during the current fiscal year, the inclusion of revenues from the eleven acquisitions completed in fiscal 1998 and internal growth. The five acquisitions completed in fiscal 1999, which were primarily non-aviation security service contracts, contributed $7.9 million to the total increase in revenues. The inclusion of the eleven acquisitions completed in fiscal 1998 contributed $37.8 million to the increase in revenues. Internal growth contributed $6.0 million of the increase in revenues in the first nine months of fiscal 1999 compared with the first nine months of 1998.

         Gross Profit. Gross profit was $23.8 million in fiscal 1999 compared with $20.3 million in fiscal 1998, an increase of $3.5 million, or 17.2 percent. The five acquisitions completed in fiscal 1999, and the inclusion of operating results from the eleven acquisitions completed in fiscal 1998, contributed $1.8 million and $5.4 million, respectively to the increased gross profit. As a percentage of revenues, gross profit was 13.6 percent in fiscal 1999, compared with 16.5 percent in fiscal 1998. The current strength of the United States economy, which has driven unemployment to low levels has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first nine months of fiscal 1999 were $15.4 million compared with $12.0 million in the prior year, an increase of $3.4 million, or 27.8 percent. Measured as a percentage of operating revenues, these expenses were 8.8 percent in fiscal 1999 and 9.8 percent in the first nine months of last year. This decrease is primarily due to the synergies realized from the Company's acquisition program.

         Contract and Goodwill Amortization. Contract and goodwill amortization expense increased $1.1 million to $1.7 million in the first nine months of fiscal 1999 from $0.6 million in fiscal 1998. The increase is a result of the eleven acquisitions completed in fiscal 1998 and the five acquisitions completed in fiscal 1999.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Nine Months Ended December 31, 1998

         Interest Expense. Net interest expense decreased in the first nine months of fiscal 1999 to $0.6 million from $0.7 million in the prior year. The decrease is a result of lower average interest rates and lower average borrowings in fiscal 1999.

         Income Taxes. The Company's effective income tax rates were 41.3 percent and 41.2 percent for the first nine months of fiscal years 1999 and 1998, respectively.

         Net Income. As a result of the above factors, the Company's net income decreased to $2.7 million for the first nine months of fiscal 1999 compared with $3.8 million in fiscal 1998. As a percentage of operating revenues, the first nine months of fiscal year 1999's net income was 1.5 percent compared with 3.1 percent in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $2.3 million in cash in the first nine months of fiscal 1999, a net increase of $5.8 million when compared to the $3.5 million used by operating activities last year. The net increase was primarily attributable to a decreased year-over-year investment in accounts receivable and a change in the level of accrued expenses.

         While accounts receivable increased $4.0 million to $24.8 million arising primarily from acquisitions, the increase was $3.5 million lower than the increase experienced during the same period last year. The favorable impact from accounts receivable is due to a decrease in the level of acquisitions year-over-year resulting in a smaller incremental investment in accounts receivable.

             The impact on operating cash flows from accrued expenses was due primarily to the timing of payment of these expenses resulting in a favorable year-over-year comparison of $3.2 million.

         Investing activities used $10.7 million, a decrease of $3.7 million over the same period in fiscal 1998. With regard to investing activities, $8.6 million relates to investments in acquisitions compared with $13.6 million in fiscal 1998. Capital expenditures increased $1.6 million to $2.5 million in the first nine months of fiscal 1999 compared with the first nine months of 1998 due to increased investments in systems, security equipment, and service equipment.

         The Company anticipates making capital expenditures in fiscal 1999 of approximately $4.0 million, primarily related to security equipment, service equipment, and computer software and systems. In addition, the Company anticipates that it will continue making significant expenditures to fund its ongoing acquisition program.

         Financing activities provided $11.3 million, compared with $20.4 million in the same period of fiscal 1998. The completion of the company's initial public offering in September 1997 provided $30.0 million to financing activities in fiscal 1998.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Nine Months Ended December 31, 1998

         The Company has a two-year revolving credit facility providing maximum availability of $30 million subject to certain borrowing base limitations. At December 31, 1998, the Company had approximately $6.6 million available under this facility. This facility expires in September 1999 and is secured by substantially all of the Company's assets. The interest rate on this credit facility is based on either LIBOR or the bank's base lending rate, plus a margin depending on the Company's ratio of its debt to tangible net worth. Borrowings under this credit facility currently bear interest at LIBOR plus 2.5 percent. The credit facility contains customary restrictions and covenants which limit the Company's ability to incur additional indebtedness and pay dividends, and requires the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, minimum net worth levels, and to satisfy certain other financial covenants. The Company was in compliance with such covenants at December 31, 1998.

        The Company believes that operating cash flows and amounts available under its credit facility are sufficient to meet its anticipated cash requirements.


YEAR 2000 BUSINESS MATTERS

         The Company has completed its assessment of its two most significant systems to determine the readiness of those systems to handle year 2000 information processing needs. The two systems covered in this assessment are the Company's enterprises software package, which processes payroll, accounts payable, accounts receivable and financial accounting transactions, and the Company's time and attendance system.

        The version of enterprise software package that the Company is currently running is not year 2000 compliant, and as such the Company has purchased the latest version of this package from the software vendor. The software vendor has assured the Company that this new version is fully year 2000 compliant. The process of converting to this new version is underway and is anticipated to be completed by the end of March 1999. The total cost of this new version and its installation is anticipated to be approximately $0.3 million, of which approximately $0.2 million has already been spent.

            The Company's current PC based time and attendance system is also not year 2000 compliant. The Company has developed, internally, a new AS400-based time and attendance system which is fully year 2000 compliant. This new system is already operational in several locations and it is expected that it will be fully implemented by the end of September 1999. The total cost of developing and installing this new system is anticipated to be approximately $0.4 million, of which approximately $0.1 million has already been spent.

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

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Nine Months Ended December 31, 1998


FORWARD LOOKING STATEMENTS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that constitute forward looking statements. Those statements appear in a number of places in this MD&A
and     include statements regarding the intent, belief or current expectations of International Total Services, Inc., its directors or its officers with respect to (i) potential acquisitions by the Company; (ii) the Company's financing plans; and (iii) circumstances and trends affecting the Company's financial condition or results of operations.


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

February 12, 1999                        International Total Services, Inc.

                                         By: /s/ BRIAN S. KENYON
                                            -------------------------------
                                             Brian S. Kenyon
                                             Vice President, Finance
                                             On behalf of the registrant and as
                                             Chief Accounting Officer