Form 10-Q/A
period 1998-06-30
INTERNATIONAL TOTAL SERVICES INC
filed 1999-08-05
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                   AMENDMENT #1

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

ITEM 3         Quantitative and Qualitative Disclosures About Market Risk............................................9

PART II     OTHER INFORMATION

ITEM 5      OTHER INFORMATION........................................................................................10

ITEM 6         Exhibits and Reports on Form 8 - K....................................................................10




                                    ITEM 1


                       INTERNATIONAL TOTAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                          June 30, 1998    March 31, 1998
                                                                          -------------    --------------
                                                                           (UNAUDITED)
ASSETS
------
Current Assets
   Cash and cash equivalents                                                 $  3,011        $  1,032
   Accounts receivable - net of allowance for doubtful accounts of $144
      and $100 as of June 30, 1998 and March 31, 1998, respectively            21,407          20,768
   Deferred taxes                                                               1,453           1,453
   Uniforms                                                                     2,805           2,686
   Other current assets                                                         2,582           1,684
                                                                             --------        --------
      Total current assets                                                     31,258          27,623

Property and Equipment
   Security equipment                                                           4,143           3,682
   Service equipment                                                            2,656           2,362
   Computer equipment                                                           2,127           2,049
   Furniture and fixtures                                                       1,023             994
   Leasehold improvements                                                          56              56
   Autos                                                                        1,612           1,607
                                                                             --------        --------
                                                                               11,617          10,750
   Less accumulated depreciation and amortization                               5,473           5,255
                                                                             --------        --------
      Property and equipment - net                                              6,144           5,495

Intangibles, less accumulated amortization of $2,138 and $1,636 as of
   June 30, 1998 and March 31, 1998, respectively                              29,207          25,295
Security deposits and other                                                       154             154
                                                                             --------        --------
                                                                               29,361          25,449
                                                                             --------        --------
      Total Assets                                                           $ 66,763        $ 58,567
                                                                             ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Trade accounts payable                                                    $  5,639        $  4,590
   Accrued payroll and payroll taxes                                           13,122          11,938
   Other accrued expenses                                                       1,820           1,860
   Income taxes payable                                                           200              98
                                                                             --------        --------

      Total current liabilities                                                20,781          18,486

Deferred taxes                                                                    434             434

Long-Term Obligations                                                           5,951             544

Shareholders' Equity
   Common shares, without par value, stated at $.01  per share -
      authorized 20,000 shares, issued and outstanding 6,662
      at June 30, 1998 and March 31, 1998                                          67              67
   Additional paid-in capital                                                  31,211          31,211
   Accumulated other comprehensive loss                                          (158)           (204)
   Retained earnings                                                            8,477           8,029
                                                                             --------        --------
                                                                               39,597          39,103
                                                                             --------        --------
      Total liabilities and shareholders' equity                             $ 66,763        $ 58,567
                                                                             ========        ========


 The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               Three Months Ended June 30, 1998 and June 30, 1997
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


                                                     June 30, 1998                  June 30, 1997
                                              ------------------------        -------------------------
Operating revenues                            $56,614            100.0%       $38,364            100.0%

Cost of operating revenues                     49,489             87.4%        31,824             83.0%
                                              -------            -----        -------              ---
       Gross Profit                             7,125             12.6%         6,540             17.0%

Selling, general and administrative expenses    5,289              9.3%         4,309             11.2%
Contract and goodwill amortization                502              0.9%           171              0.4%
                                              -------            -----        -------              ---
       Operating Profit                         1,334              2.4%         2,060              5.4%

Other                                             524              0.9%           159              0.4%
Interest expense-net                               90              0.2%           414              1.1%
                                              -------            -----        -------              ---
                                                  614              1.1%           573              1.5%
                                              -------            -----        -------              ---
       Income before income taxes                 720              1.3%         1,487              3.9%

Income taxes                                      272              0.5%           634              1.7%
                                              -------            -----        -------              ---
       Net Income                             $   448              0.8%       $   853              2.2%
                                              =======            =====        =======              ===
Net Income per share:
       Basic                                  $  0.07                         $  0.23
                                              =======                         =======
       Diluted                                $  0.07                         $  0.23
                                              =======                         =======
Weighted average number of shares:
       Basic                                    6,662                          3,655
                                              =======                         =======
       Diluted                                  6,747                          3,655
                                              =======                         =======


The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended June 30, 1998 and June 30, 1997
                             (Amounts in thousands)
                                  (Unaudited)

                                                                   June 30, 1998  June 30, 1997
                                                                   -------------  -------------
Operating Activities:
  Net Income                                                         $   448        $   853
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation                                                      295            244
       Amortization                                                      502            171
       Other                                                              (1)             3
       Changes in working capital:
         Accounts receivable                                            (639)        (3,214)
         Other current and noncurrent assets                          (1,017)          (552)
         Trade accounts payable                                        1,049            152
         Accrued expenses                                              1,246           (231)
                                                                     -------        -------
           Net cash provided by (used in) operating activities         1,883         (2,574)

Investing Activities:
  Additions to property and equipment                                   (895)          (298)
  Proceeds received from sale of equipment                                18             11
  Payments for acquisitions of businesses                             (4,309)          --
                                                                     -------        -------
           Net cash used in investing activities                      (5,186)          (287)

Financing Activities:
  Net borrowings (payments) on note payable to bank                    5,407          3,219
  Other                                                                    -            (99)
                                                                     -------        -------

           Net cash provided by financing activities                   5,407          3,120
Effect of exchange rates on cash                                        (125)          --
                                                                     -------        -------
Net (Decrease) Increase in Cash and Cash Equivalents                   1,979            259

Cash and Cash Equivalents, at Beginning of Year                        1,032          1,452
                                                                     -------        -------
Cash and Cash Equivalents, at End of Period                          $ 3,011        $ 1,711
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

         Total comprehensive income for the three-month periods ended June 30, 1998 and June 30, 1997 was as follows:

                                                         June 30,         June 30,
                                                           1998             1997
                                                        ----------       ----------
   Net income.......................................... $      448       $      853
   Other comprehensive income:
      Foreign currency translation adjustments,
      net of related tax effects.......................         46              -
                                                        ----------       ----------
           Comprehensive income........................ $      494       $      853
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

                                                                  Three Months Ended June 30
                                                                  --------------------------
                                                                     1998            1997
                                                                 ------------     ---------
   Operating revenues............................................$    57,480      $  40,350
   Net income....................................................$       409      $     847
   Net income per share:
            Basic................................................$       .06      $     .23
            Diluted..............................................$       .06      $     .23

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

         Gross Profit. Gross profit was $7.1 million in fiscal 1999 compared with $6.5 million in fiscal 1998, an increase of $0.6 million, or 9.2%. The three acquisitions completed in fiscal 1999, and the inclusion of operating results from the eleven acquisitions completed in fiscal 1998, contributed $0.2 million and $1.7 million, respectively to the increased gross profit. As a percentage of revenues, gross profit was 12.6% in fiscal 1999, compared with 17.0% in fiscal 1998. The current strength of the United States economy, which has driven unemployment to low levels, has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins. The Company is currently implementing operational strategies that the Company believes will improve its gross margins, however, there can be no assurance that these strategies will be successful.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter fiscal 1999 were $5.3 million compared with $4.3 million in the prior year, an increase of $1.0 million, or 23.3%. Measured as a percentage of operating revenues, these expenses were 9.3% in the first quarter of fiscal 1999 and 11.2% last year. This decrease reflects the synergies realized from the Company's acquisition program.

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

         Income Taxes. The Company's effective income tax rates were 37.8% and 42.6% the first quarter of fiscal years 1999 and 1998, respectively.

         Net Income. As a result of the above factors, the Company's net income decreased to $0.4 million for the first quarter of fiscal year 1999 compared with $0.8 million for the first quarter of fiscal 1998. As a percentage of operating revenues, the first quarter of fiscal year 1999's net income of 0.8% decreased 1.4% from the prior year's 2.2%.

                       INTERNATIONAL TOTAL SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                        Three Months Ended June 30, 1998


         LIQUIDITY AND CAPITAL RESOURCES

                  Operating activities provided $1.9 million in cash in the first quarter of fiscal 1999, a net increase of $4.5 million when compared to the $2.6 million used last year. The net increase was primarily attributable to a lower increase in accounts receivable, and increases in accrued expenses and trade accounts payable. These factors were partially offset by increases in other current and noncurrent assets and amortization expense and the reduction in net income.

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

                  Investing activities used $5.2 million, an increase of $4.9 million over fiscal year 1998. The increase was primarily the result of three acquisitions totaling $3.7 million completed in the first quarter of fiscal 1999. Capital expenditures increased $0.6 million to $0.9 in the first quarter of fiscal year 1999 compared to 1998.

                  The Company anticipates making capital expenditures in fiscal 1999 of approximately $1.6 million, primarily related to office space and equipment improvements and computer software and systems. In addition, the Company anticipates that it will continue making significant expenditures to fund its ongoing acquisition program.

                  Financing activities provided $5.3 million, an increase of $2.1 million over fiscal year 1998. These proceeds were primarily used to fund the three acquisitions and capital expenditures during fiscal year 1999.

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

August 5, 1999                       INTERNATIONAL TOTAL SERVICES, INC.

                                     By:  /s/ Robert A. Weitzel
                                        ----------------------------------------
                                          Robert A. Weitzel
                                          Director, Chairman of the Board of
                                          Directors and Chief Executive Officer
                                          (Principal Executive Officer)