Form 10-Q/A
period 1998-09-30
INTERNATIONAL TOTAL SERVICES INC
filed 1999-09-10
CIK 1040993

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

                       INTERNATIONAL TOTAL SERVICES, INC.

                                      10-Q/A


                                      INDEX
                                      -----

                                                                                                                      Page No.
PART I      FINANCIAL INFORMATION

ITEM 1         Financial Statements

                   Consolidated Balance Sheets
                              September 30, 1998 (Restated) and March 31, 1998..........................................2

                   Consolidated Statements of Income
                              Three Months Ended September 30, 1998 (Restated) and 1997.................................3
                              Six Months Ended September 30, 1998 (Restated) and 1997...................................4

                   Consolidated Statements of Cash Flows
                              Six Months Ended September 30, 1998 (Restated) and 1997...................................5

                   Notes to Consolidated Financial Statements...........................................................6

ITEM 2         Management's Discussion and Analysis of Financial Condition and Results of Operations...................12

ITEM 3         Quantitative and Qualitative Disclosures About Market Risk..............................................15

PART II     OTHER INFORMATION

ITEM 4         Submission of Matters to a Vote of  Security Holders....................................................16

ITEM 5         Other Information.......................................................................................16

ITEM 6         Exhibits and Reports on Form 8 - K......................................................................16


                       INTERNATIONAL TOTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (UNAUDITED)

                                                                                 September 30, 1998
                                                                                     (Restated)          March 31, 1998
                                                                                 ------------------    ------------------

ASSETS
------
Current Assets
       Cash and cash equivalents                                                 $            4,680    $            1,032
       Accounts receivable - net of allowance for doubtful accounts of $177
            and $100 as of September 30, 1998 and March 31, 1998, respectively               22,157                20,768
       Deferred taxes                                                                         1,479                 1,453
       Prepaid Income Taxes                                                                     535                    --
       Uniforms                                                                               2,263                 2,686
       Other current assets                                                                   2,287                 1,684
                                                                                 ------------------    ------------------

            TOTAL CURRENT ASSETS                                                             33,401                27,623

Property and Equipment
       Security equipment                                                                     4,859                 3,682
       Service equipment                                                                      2,671                 2,362
       Computer equipment                                                                     2,496                 2,049
       Furniture and fixtures                                                                 1,104                   994
       Leasehold improvements                                                                    56                    56
       Autos                                                                                    932                 1,607
                                                                                 ------------------    ------------------
                                                                                             12,118                10,750
       Less accumulated depreciation and amortization                                         5,696                 5,255
                                                                                 ------------------    ------------------
            Property and equipment - net                                                      6,422                 5,495

Intangibles, less accumulated amortization of $2,708 and $1,636 as of
       September 30, 1998 and March 31, 1998, respectively                                   32,311                25,295
Security deposits and other                                                                      96                   154
                                                                                 ------------------    ------------------

                                                                                             32,407                25,449
                                                                                 ------------------    ------------------

            TOTAL ASSETS                                                         $           72,230    $           58,567
                                                                                 ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
       Trade accounts payable                                                    $            3,456    $            4,590
       Accrued payroll and payroll taxes                                                     13,919                11,938
       Other accrued expenses                                                                 1,779                 1,860
       Income taxes payable                                                                     --                     98
                                                                                 ------------------    ------------------

            TOTAL CURRENT LIABILITIES                                                        19,154                18,486

Deferred taxes                                                                                  434                   434

Long-Term Obligations                                                                        12,574                   544

Shareholders' Equity
       Common shares, without par value, stated at $.01 per share, authorized
            20,000 shares, issued and outstanding 6,662 shares
            at September 30, 1998 and March 31, 1998                                             67                    67
       Additional paid-in capital                                                            31,211                31,211
       Accumulated other comprehensive loss                                                    (112)                 (204)
       Retained earnings                                                                      8,902                 8,029
                                                                                 ------------------    ------------------
                                                                                             40,068                39,103
                                                                                 ------------------    ------------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $           72,230    $           58,567
                                                                                 ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
    Three Months Ended September 30, 1998 (Restated) and September 30, 1997
                  (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                   September 30, 1998         September 30, 1997
                                                   (Restated)
                                               ------------------------   -----------------------

Operating revenues                             $   58,875         100.0%   $   38,604         100.0%

Cost of operating revenues                         51,289          87.1%       32,292          83.6%
                                               ----------    ----------    ----------    ----------

            GROSS PROFIT                            7,586          12.9%        6,312          16.4%

Selling, general and administrative expenses        5,441           9.2%        3,743           9.7%
Contract and goodwill amortization                    570           1.0%          138           0.4%
                                               ----------    ----------    ----------    ----------

            OPERATING PROFIT                        1,575           2.7%        2,431           6.3%

Other expense                                         499           0.9%          162           0.4%
Interest expense-net                                  234           0.4%          344           0.9%
                                               ----------    ----------    ----------    ----------

                                                      733           1.3%          506           1.3%
                                               ----------    ----------    ----------    ----------

            Income before income taxes                842           1.4%        1,925           5.0%

Income taxes                                          417           0.7%          800           2.1%
                                               ----------    ----------    ----------    ----------

            NET INCOME                         $      425           0.7%   $    1,125           2.9%
                                               ==========    ==========    ==========    ==========


Net Income per share:
            Basic                              $     0.06                  $     0.29
                                               ==========                  ==========
            Diluted                            $     0.06                  $     0.29
                                               ==========                  ==========

Weighted average number of shares:
            Basic                                   6,662                       3,879
                                               ==========                  ==========
            Diluted                                 6,662                       3,883
                                               ==========                  ==========


The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
    Six Months Ended September 30, 1998 (Restated) and September 30, 1997
                  (Amounts in thousands, except per share data)
                                 (Unaudited)

                                                   September 30, 1998         September 30, 1997
                                                   (Restated)
                                               -----------------------     -----------------------

Operating revenues                             $  115,489         100.0%   $   76,968         100.0%

Cost of operating revenues                        100,778          87.3%       64,116          83.3%
                                               ----------    ----------    ----------    ----------

            GROSS PROFIT                           14,711          12.7%       12,852          16.7%

Selling, general and administrative expenses       10,730           9.3%        8,052          10.5%
Contract and goodwill amortization                  1,072           0.9%          309           0.4%
                                               ----------    ----------    ----------    ----------

            OPERATING PROFIT                        2,909           2.5%        4,491           5.8%

Other expense                                       1,023           0.8%          321           0.4%
Interest expense-net                                  324           0.3%          758           1.0%
                                               ----------    ----------    ----------    ----------

                                                    1,347           1.1%        1,079           1.4%
                                               ----------    ----------    ----------    ----------

            INCOME BEFORE INCOME TAXES              1,562           1.4%        3,412           4.4%

Income taxes                                          689           0.6%        1,434           1.8%
                                               ----------    ----------    ----------    ----------

            NET INCOME                         $      873           0.8%   $    1,978           2.6%
                                               ==========    ==========    ==========    ==========


Net Income per share:
            Basic                              $     0.13                  $     0.52
                                               ==========                  ==========
            Diluted                            $     0.13                  $     0.52
                                               ==========                  ==========

Weighted average number of shares:
            Basic                                   6,662                       3,768
                                               ==========                  ==========
            Diluted                                 6,662                       3,770
                                               ==========                  ==========


The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 1998 (Restated) and September 30, 1997
                             (Amounts in thousands)
                                 (Unaudited)

                                                                  September 30, 1998    September 30, 1997
                                                                  (Restated)
                                                                  ------------------    ------------------
OPERATING ACTIVITIES:
     Net Income                                                   $              873    $            1,978
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
             Depreciation                                                        545                   382
             Amortization                                                      1,073                   309
             Other                                                              --                       2
             Changes in working capital:
                 Accounts receivable                                          (1,389)               (2,982)
                 Prepaid Income Taxes                                           (535)
                 Other current and noncurrent assets                            (146)               (1,275)
                 Trade accounts payable                                       (1,134)                3,554
                 Accrued expenses                                              1,807                    94
                                                                  ------------------    ------------------

                      Net cash provided by operating activities                1,094                 2,062

INVESTING ACTIVITIES:
     Additions to property and equipment                                      (2,405)                 (578)
     Deposit on sale of property, plant and equipment                            200                  --
     Proceeds received from sale of equipment                                     18                    11
     Property and equipment of acquired businesses                              (233)                 --
     Payments for acquisitions of businesses                                  (7,053)               (2,307)
                                                                  ------------------    ------------------

                      Net cash used in investing activities                   (9,473)               (2,874)

FINANCING ACTIVITIES:
     Net borrowings (payments) on note payable to bank                        12,026                (6,571)
     Principal payments on long-term debt                                       --                  (3,000)
     Proceeds from sale of stock                                                --                  30,012
     Decrease in capital lease obligation                                       --                     (94)
     Decrease in note receivable from officer                                   --                     445
                                                                  ------------------    ------------------

                      Net cash provided by financing activities               12,026                20,792

Effect of exchange rates on cash                                                   1                  --
                                                                  ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,648                19,980

Cash and Cash Equivalents, beginning balance                                   1,032                 1,452
                                                                  ------------------    ------------------

Cash and Cash Equivalents, ending balance                         $            4,680    $           21,432
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

         The Company's fiscal year ends on March 31. All references to fiscal years in this Quarterly Report on Form 10-Q represent the year in which the fiscal period ends (i.e. fiscal 1999 is the year ending March 31, 1999) unless otherwise noted.

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

NOTE B - RESTATEMENT

     While preparing financial statements for the fiscal year ended March 31, 1999, the Company determined that its previously issued quarterly financial statements for the fiscal year should be restated. Company management has concluded that certain expense adjustments, primarily related to vacations, workers' compensation, uniforms and bad debts, are more properly allocated throughout the year rather than as strictly fourth quarter charges. The adjustments require the restatement of each of the previously issued quarterly financial statements. The year-end financial statements reflect the cummulative effect of these quarterly adjustments. The effects of these changes are contained entirely within fiscal year 1999.

     A comparison of the original and restated (unaudited) financial statements is as follows:



                       INTERNATIONAL TOTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    RESTATED AND AS PER ORIGINAL 10Q FILING
                             (Amounts in thousands)

                                                                                                             Original
                                                                                     As Restated            10-Q Filing
                                                                                 September 30, 1998     September 30, 1998
                                                                                 ------------------     ------------------
                                                                                     (UNAUDITED)
ASSETS
------
Current Assets
       Cash and cash equivalents                                                 $            4,680    $            4,732
       Accounts receivable - net of allowance for doubtful accounts                          22,157                22,285
       Deferred taxes                                                                         1,479                 1,479
       Prepaid Income Taxes                                                                     535                   --
       Uniforms                                                                               2,263                 2,477
       Other current assets                                                                   2,287                 2,335
                                                                                 ------------------    ------------------

            TOTAL CURRENT ASSETS                                                             33,401                33,308

Property and Equipment
       Security equipment                                                                     4,859                 4,859
       Service equipment                                                                      2,671                 2,671
       Computer equipment                                                                     2,496                 2,496
       Furniture and fixtures                                                                 1,104                 1,104
       Leasehold improvements                                                                    56                    56
       Autos                                                                                    932                   932
                                                                                 ------------------    ------------------
                                                                                             12,118                12,118
       Less accumulated depreciation and amortization                                         5,696                (5,660)
                                                                                 ------------------    ------------------
            Property and equipment - net                                                      6,422                 6,458

Intangibles, less accumulated amortization of $2,708 and $1,636 as of
       September 30, 1998 and March 31, 1998, respectively                                   32,311                32,131
Security deposits and other                                                                      96                    96
                                                                                 ------------------    ------------------

                                                                                             32,407                32,227
                                                                                 ------------------    ------------------

            TOTAL ASSETS                                                         $           72,230    $           71,993
                                                                                 ==================    ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
       Trade accounts payable                                                    $            3,456    $            3,456
       Accrued payroll and payroll taxes                                                     13,919                13,080
       Other accrued expenses                                                                 1,779                 1,488
       Income taxes payable                                                                     --                     19
                                                                                 ------------------    ------------------

            TOTAL CURRENT LIABILITIES                                                        19,154                18,043

Deferred taxes                                                                                  434                   434

Long-Term Obligations                                                                        12,574                12,574

Shareholders' Equity
       Common shares, without par value, stated at $.01 per share, authorized
            20,000 shares, issued and outstanding 6,662 shares
            at September 30, 1998 and March 31, 1998                                             67                    67
       Additional paid-in capital                                                            31,211                31,211
       Accumulated other comprehensive loss                                                    (112)                 (112)
       Retained earnings                                                                      8,902                 9,776
                                                                                 ------------------    ------------------
                                                                                             40,068                40,942
                                                                                 ------------------    ------------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $           72,230    $           71,993
                                                                                 ==================    ==================

                        CONSOLIDATED STATEMENTS OF INCOME
                     Three Months Ended September 30, 1998
                    Restated And As Per Original 10Q Filing
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                   Original
                                                      As Restated                10-Q Filing
                                                   September 30, 1998         September 30, 1998
                                               -------------------------   -----------------------

Operating revenues                             $   58,875         100.0%   $   58,906         100.0%

Cost of operating revenues                         51,289          87.1%       50,823          86.3%
                                               ----------    ----------    ----------    ----------

            GROSS PROFIT                            7,586          12.9%        8,083          13.7%

Selling, general and administrative expenses        5,441           9.2%        5,241           8.9%
Contract and goodwill amortization                    570           1.0%          567           1.0%
                                               ----------    ----------    ----------    ----------

            OPERATING PROFIT                        1,575           2.7%        2,275           3.9%

Other expense                                         499           0.9%          499           0.8%
Interest expense-net                                  234           0.4%          234           0.4%
                                               ----------    ----------    ----------    ----------

                                                      733           1.3%          733           1.2%
                                               ----------    ----------    ----------    ----------

            Income before income taxes                842           1.4%        1,542           2.6%

Income taxes                                          417           0.7%          640           1.1%
                                               ----------    ----------    ----------    ----------

            NET INCOME                         $      425           0.7%   $      902           1.5%
                                               ==========    ==========    ==========    ==========


Net Income per share:
            Basic                              $     0.06                  $     0.14
                                               ==========                  ==========
            Diluted                            $     0.06                  $     0.14
                                               ==========                  ==========

Weighted average number of shares:
            Basic                                   6,662                       6,662
                                               ==========                  ==========
            Diluted                                 6,662                       6,662
                                               ==========                  ==========

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      Six Months Ended September 30, 1998
                    Restated And As Per Original 10Q Filing
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                    Original
                                                      As Restated                 10-Q Filing
                                                   September 30, 1998         September 30, 1998
                                               ------------------------    -----------------------

Operating revenues                             $  115,489         100.0%   $  115,546         100.0%

Cost of operating revenues                        100,778          87.3%       99,832          86.4%
                                               ----------    ----------    ----------    ----------

            GROSS PROFIT                           14,711          12.7%       15,714          13.6%

Selling, general and administrative expenses       10,730           9.3%       10,313           8.9%
Contract and goodwill amortization                  1,072           0.9%        1,065           0.9%
                                               ----------    ----------    ----------    ----------

            OPERATING PROFIT                        2,909           2.5%        4,336           3.8%

Other expense                                       1,023           0.8%        1,023           0.9%
Interest expense-net                                  324           0.3%          323           0.3%
                                               ----------    ----------    ----------    ----------

                                                    1,347           1.1%        1,346           1.2%
                                               ----------    ----------    ----------    ----------

            INCOME BEFORE INCOME TAXES              1,562           1.4%        2,990           2.6%

Income taxes                                          689           0.6%        1,243           1.1%
                                               ----------    ----------    ----------    ----------

            NET INCOME                         $      873           0.8%   $    1,747           1.5%
                                               ==========    ==========    ==========    ==========


Net Income per share:
            Basic                              $     0.13                  $     0.26
                                               ==========                  ==========
            Diluted                            $     0.13                  $     0.26
                                               ==========                  ==========

Weighted average number of shares:
            Basic                                   6,662                       6,662
                                               ==========                  ==========
            Diluted                                 6,662                       6,662
                                               ==========                  ==========

                       INTERNATIONAL TOTAL SERVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended
           September 30, 1998 Restated And As Per Original 10Q Filing
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                             Original
                                                                     As Restated           10-Q Filing
                                                                  September 30, 1998    September 30, 1998
                                                                  ------------------    ------------------
OPERATING ACTIVITIES:
     Net Income                                                   $              873    $            1,747
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
             Depreciation                                                        545                   509
             Amortization                                                      1,073                 1,065
             Other                                                              --                    --
             Changes in working capital:
                 Accounts receivable                                          (1,389)               (1,517)
                 Prepaid Income Taxes                                           (535)                 --
                 Other current and noncurrent assets                            (146)                 (408)
                 Trade accounts payable                                       (1,134)               (1,134)
                 Accrued expenses                                              1,807                   696
                                                                  ------------------    ------------------

                      Net cash provided by operating activities                1,094                   958

INVESTING ACTIVITIES:
     Additions to property and equipment                                      (2,405)               (2,405)
     Deposit on sale of property, plant and equipment                            200                   200
     Proceeds received from sale of equipment                                     18                    18
     Property and equipment of acquired businesses                              (233)                  (45)
     Payments for acquisitions of businesses                                  (7,053)               (7,053)
                                                                  ------------------    ------------------

                      Net cash used in investing activities                   (9,473)               (9,285)

FINANCING ACTIVITIES:
     Net borrowings (payments) on note payable to bank                        12,026                12,026
                                                                  ------------------    ------------------

                      Net cash provided by financing activities               12,026                12,026

Effect of exchange rates on cash                                                   1                     1
                                                                  ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,648                 3,700

Cash and Cash Equivalents, beginning balance                                   1,032                 1,032
                                                                  ------------------    ------------------

Cash and Cash Equivalents, ending balance                         $            4,680    $            4,732
                                                                  ==================    ==================

                      INTERNATIONAL TOTAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                Three and Six Months Ended September 30, 1998
     (Tabular amounts in thousands, except per share and percentage data)
                                 (Unaudited)

NOTE C - OTHER COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of fiscal year 1999. SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements.

     Total comprehensive income for the three-month periods ended September 30, 1998 and September 30, 1997 was as follows:

                                                                          Sept. 30,        Sept. 30,
                                                                            1998             1997
                                                                          (Restated)
                                                                          ----------       ---------
                  Net income...........................................   $      425       $   1,125
                  Other comprehensive income:
                     Foreign currency translation adjustments,
                     net of related tax effects........................           46               0
                                                                          ----------       ---------

                                     Comprehensive income..............   $      471       $   1,125
                                                                          ==========       =========

         Total comprehensive income for the six-month periods ended September 30, 1998 and September 30, 1997 was as follows:

                                                                        Sept. 30,        Sept. 30,
                                                                          1998             1997
                                                                        (Restated)
                                                                        ---------        ---------
                  Net income........................................... $     873        $   1,978
                  Other comprehensive income:
                     Foreign currency translation adjustments,
                     net of related tax effects........................        92                0
                                                                        ---------        ---------

                                     Comprehensive income.............. $     965        $   1,978
                                                                        =========        =========


NOTE D - ACQUISITIONS OF OPERATING CONTRACTS

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

                                                                       Three Months Ended Sept. 30
                                                                     -----------------------------
                                                                           1998           1997
                                                                        (Restated)
                                                                       ----------       ----------
         Operating revenues............................................$    60,481      $   43,311
         Net income....................................................$       619      $    1,431
         Net income per share:
                  Basic................................................$       .09       $      37
                  Diluted..............................................$       .09       $     .37

                                                                          Six Months Ended Sept. 30
                                                                         --------------------------
                                                                          1998             1997
                                                                       (Restated)
                                                                       ----------       -----------
         Operating revenues............................................$   120,313      $   86,013
             Net income................................................$     1,349      $    2,601
         Net income per share:
                  Basic................................................$       .20      $      .69
                  Diluted..............................................$       .20      $      .69

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


                                     ITEM 2.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 (Restated) and 1997

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

         Gross Profit. Gross profit was $7.6 million in the second quarter of fiscal 1999 compared with $6.3 million in the second quarter of fiscal 1998, an increase of $1.3 million, or 20.6 percent. As a percentage of revenues, gross profit declined to 12.9 percent in fiscal 1999, from 16.4 percent in fiscal 1998 due to increased labor costs. The current strength of the United States economy, which has driven unemployment to low levels, has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarter of fiscal 1999 were $5.4 million compared with $3.7 million in the prior year, an increase of $1.7 million, or
45.9 percent. Measured as a percentage of operating revenues, these expenses were 9.2 percent in the second quarter of fiscal 1999 and 9.7 percent in the second quarter of last year. The decrease in selling, general and administrative expenses, as a percent of operating revenues, reflects the synergies realized from the Company's acquisition program.

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

         Income Taxes. The Company's effective income tax rates were 49.5 percent and 41.6 percent for the second quarter of fiscal years 1999 and 1998, respectively.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Six Months Ended September 30, 1998


         Net Income. As a result of the foregoing factors, the Company's net income decreased to $0.4 million for the second quarter of fiscal 1999 compared with $1.1 million in the second quarter of fiscal 1998. As a percentage of operating revenues, net income was 0.7 percent compared with 2.9 percent in the prior year.


Six Months Ended September 30, 1998 (Restated) and 1997

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

         Gross Profit. Gross profit was $14.7 million in fiscal 1999 compared with $12.9 million in fiscal 1998, an increase of $1.8 million, or 14.0 percent. As a percentage of revenues, gross profit was 12.7 percent in fiscal 1999, compared with 16.7 percent in fiscal 1998. The current strength of the United States economy, which has driven unemployment to low levels has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first six months of fiscal 1999 were $10.7 million compared with $8.1 million in the prior year, an increase of $2.6 million, or 32.1 percent. Measured as a percentage of operating revenues, these expenses were 9.3 percent in fiscal 1999 and 10.5 percent in the second quarter of last year. The decrease in selling, general and administrative expenses, as a percent of operating revenues, reflects the synergies realized from the Company's acquisition program.

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


         Income Taxes. The Company's effective income tax rates were 44.1 percent and 42.0 percent for the first six months of fiscal years 1999 and 1998, respectively.

         Net Income. As a result of the above factors, the Company's net income decreased to $0.9 million for the first six months of fiscal 1999 compared with $2.0 million in fiscal 1998. As a percentage of operating revenues, the first six months of fiscal year 1999's net income was 0.8 percent compared with 2.6 percent in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $1.1 million in cash in the first six months of fiscal 1999, a net decrease of $1.0 million when compared to the $2.1 million provided last year. The net decrease was primarily attributable to a decrease in accounts payable, partially offset by a smaller year-over-year increase in accounts receivable and an increase in accrued expenses.

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

         The increase in accrued expenses resulted primarily from vacation accruals & other accruals associated with the growth of the Company's revenues.

         Investing activities used $9.5 million, an increase of $6.6 million over the same period in fiscal 1998. Of the increase, $4.7 million relates to investments in acquisitions. Capital expenditures increased $1.8 million to $2.4 million in the first six months of fiscal 1999 compared with the first six months of 1998 due to increased investments in systems, security equipment, and service equipment.

         The Company made capital expenditures in fiscal 1999 of approximately $3.1 million, primarily related to security equipment and computer software and systems. The Company anticipates that it will continue making significant expenditures, in the future, to fund its ongoing acquisition program.

         Financing activities provided $12.0 million, compared with $20.8 million in the same period of fiscal 1998. The completion of the company's initial public offering in September 1997 provided $30.0 million to financing activities in fiscal 1998.

         The Company has a two-year revolving credit facility providing maximum availability of $30 million, subject to certain borrowing base limitations. At September 30, 1998, the Company had approximately $6.5 million available under this facility. This facility expires in September 1999 and is secured by substantially all of the Company's assets. The interest rate on this credit facility is based on either LIBOR or the bank's base lending rate, plus a margin depending on the Company's ratio of its debt to tangible net worth. Borrowings under this credit facility currently bear interest at LIBOR plus 2.5 percent. The credit facility contains customary restrictions and covenants which limit the Company's ability to incur additional indebtedness and pay dividends, and requires the Company to maintain prescribed debt-to-equity and fixed charge

                      INTERNATIONAL TOTAL SERVICES, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                Three and Six Months Ended September 30, 1998


coverage ratios, minimum net worth levels, and to satisfy certain other financial covenants. The Company was in compliance with such covenants at September 30, 1998, however, it was not in compliance with its interest coverage ratio on March 31, 1999. Management of the Company is taking steps to regain compliance with its debt covenants.

YEAR 2000 BUSINESS MATTERS

         The Company views the Year 2000 issue seriously and is taking steps to ensure that its business will not be adversely impacted by this issue.

         The Company has completed its assessment of its two most significant systems and has updated them to be year 2000 compliant. The company's two most significant systems are its main processor and its time and attendance system.

         The main processor is used to process payroll, accounts payable, accounts receivable and financial accounting transactions. The organization's main processor was upgraded to a new IBM AS400. The Company then upgraded its J.D. Edwards software to the most current release, which is fully year 2000 compliant.

         In addition, the Company has been installing a new time and attendance system. This system is year 2000 compliant and has been implemented in various locations. The Company expects that it will be fully implemented before year 2000 issues have an impact.

         The Company has investigated the level of year 2000 compliance of is non-computer systems, such as phones, voice mail and security screening equipment. The Company has also contacted suppliers of its most critical support products and has received statements of their compliance efforts. Although the ultimate impact of this issue on the Company cannot be predicted. Management of the Company believes that the year 2000 issue will not have a material impact on the Companys' operations.

FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that constitute forward looking statements. Those statements appear in a number of places in this MD&A and include statements regarding the intent, belief or current expectations of International Total Services, Inc., its directors or its officers with respect to (i) the Company's financing plans; and (ii) trends affecting the Company's financial condition or results of operations.

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


     Item 2: Approval of an Amendment to the Company's Long-Term Incentive Plan. To Increase the Number of Shares Available Under the Plan.

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

August 10, 1999

                                     International Total Services, Inc.


                                     By: /s/ Robert A. Weitzel
                                         ----------------------------------
                                         Robert A. Weitzel
                                         Director, Chairman of the Board of
                                         Directors and Chief Executive Officer
                                         (Principal Executive Officer)