Form 10-Q/A
period 1998-12-31
INTERNATIONAL TOTAL SERVICES INC
filed 1999-09-10
CIK 1040993

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

                       INTERNATIONAL TOTAL SERVICES, INC.

                             10-Q/A (Amendment #1)


                                      INDEX
                                      ------

                                                                                                           Page No.
PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements
           Consolidated Balance Sheets
                 December 31, 1998 (Restated) and March 31, 1998............................................   2

           Consolidated Statements of Income
                 Three Months Ended December 31, 1998 (Restated) and 1997...................................   3
                 Nine Months Ended December 31, 1998 (Restated) and 1997....................................   4

           Consolidated Statements of Cash Flows
                 Nine Months Ended December 31, 1998 (Restated) and 1997....................................   5

           Notes to Consolidated Financial Statements.......................................................   6

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..............   9

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.........................................  13

PART II  Other Information

ITEM 6   Exhibits and Reports on Form 8 - K.................................................................  14

                       INTERNATIONAL TOTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (UNAUDITED)

                                                                                  December 31, 1998
                                                                                      (RESTATED)       March 31, 1998
                                                                                  -----------------    --------------
ASSETS
Current Assets
       Cash and cash equivalents                                                       $  3,884           $  1,032
       Accounts receivable - net of allowance for doubtful accounts of $235
            and $100 as of December 31, 1998 and March 31, 1998, respectively            24,620             20,768
       Deferred taxes                                                                     1,481              1,453
       Prepaid income taxes                                                                 320                 --
       Uniforms                                                                           1,974              2,686
       Other current assets                                                               2,167              1,684
                                                                                       --------           --------

            TOTAL CURRENT ASSETS                                                         34,446             27,623

Property and Equipment
       Security equipment                                                                 4,549              3,682
       Service equipment                                                                  2,766              2,362
       Computer equipment                                                                 2,601              2,049
       Furniture and fixtures                                                             1,121                994
       Leasehold improvements                                                                56                 56
       Autos                                                                              1,036              1,607
                                                                                       --------           --------
                                                                                         12,129             10,750
       Less accumulated depreciation and amortization                                     5,771              5,255
                                                                                       --------           --------
            Property and equipment - net                                                  6,358              5,495

Intangibles, less accumulated amortization of $3,319 and $1,636 as of
       December 31, 1998 and March 31, 1998, respectively                                32,894             25,295
Security deposits and other                                                                 122                154
                                                                                       --------           --------

                                                                                         33,016             25,449
                                                                                       --------           --------

            TOTAL ASSETS                                                               $ 73,820           $ 58,567
                                                                                       ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Trade accounts payable                                                          $  4,383           $  4,590
       Accrued payroll and payroll taxes                                                 14,698             11,938
       Other accrued expenses                                                             1,957              1,860
       Income taxes payable                                                                 --                  98
                                                                                       --------           --------

            TOTAL CURRENT LIABILITIES                                                    21,038             18,486

Deferred taxes                                                                              434                434

Long-Term Obligations                                                                    11,814                544

Shareholders' Equity
       Common shares, without par value, stated at $.01 per share authorized
            20,000 shares, issued and outstanding 6,662
            at December 31, 1998 and March 31, 1998                                          67                 67
       Additional paid-in capital                                                        31,211             31,211
       Accumulated other comprehensive income (loss)                                       (136)              (204)
       Retained earnings                                                                  9,392              8,029
                                                                                       --------           --------
                                                                                         40,534             39,103
                                                                                       --------           --------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 73,820           $ 58,567
                                                                                       ========           ========



The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
     Three Months Ended December 31, 1998 (Restated) and December 31, 1997
                  (Amounts in thousands, except per share data)
                                  (Unaudited)




                                                               1998
                                                            (Restated)                     1997
                                                        -----------------           -----------------
Operating revenues                                      $59,325    100.0%           $46,240    100.0%

Cost of operating revenues                               51,773     87.3%            38,822     84.0%
                                                        -------    -----            -------    -----

            GROSS PROFIT                                  7,552     12.7%             7,418     16.0%

Selling, general and administrative expenses              5,250      8.8%             3,971      8.7%
Contract and goodwill amortization                          611      1.0%               266      0.6%
                                                        -------    -----            -------    -----

            OPERATING PROFIT                              1,691      2.9%             3,181      6.9%

Other expense                                               498      0.9%               184      0.4%
Interest expense-net                                        267      0.5%               (58)    (0.1%)
                                                        -------    -----            -------    -----

                                                            765      1.4%               126      0.3%
                                                        -------    -----            -------    -----

            INCOME BEFORE INCOME TAXES                      926      1.5%             3,055      6.6%

Income taxes                                                436      0.7%             1,229      2.7%
                                                        -------    -----            -------    -----

            NET INCOME                                  $   490      0.8%           $ 1,826      3.9%
                                                        =======    =====            =======    =====


Net Income per share:
            Basic                                       $  0.07                     $  0.27
                                                        =======                     =======
            Diluted                                     $  0.07                     $  0.27
                                                        =======                     =======

Weighted average number of shares:
            Basic                                         6,662                       6,662
                                                        =======                     =======
            Diluted                                       6,662                       6,737
                                                        =======                     =======


The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
      Nine Months Ended December 31, 1998 (Restated) and December 31, 1997
                  (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                               1998
                                                            (Restated)                        1997
                                                        ------------------              ----------------
Operating revenues                                      $174,814    100.0%              $123,208   100.0%

Cost of operating revenues                               152,551     87.3%               102,938    83.5%
                                                        --------    -----               --------   -----

            GROSS PROFIT                                  22,263     12.7%                20,270    16.5%

Selling, general and administrative expenses              15,980      9.1%                12,023     9.8%
Contract and goodwill amortization                         1,683      1.0%                   575     0.5%
                                                        --------    -----               --------   -----

            OPERATING PROFIT                               4,600      2.6%                 7,672     6.2%

Other expense                                              1,521      0.9%                   505     0.4%
Interest expense-net                                         591      0.3%                   700     0.6%
                                                        --------    -----               --------   -----

                                                           2,112      1.2%                 1,205     1.0%
                                                        --------    -----               --------   -----

            INCOME BEFORE INCOME TAXES                     2,488      1.4%                 6,467     5.2%

Income taxes                                               1,125      0.6%                 2,663     2.1%
                                                        --------    -----               --------   -----

            NET INCOME                                  $  1,363      0.8%              $  3,804     3.1%
                                                        ========    =====               ========   =====


Net Income per share:
            Basic                                       $   0.20                        $   0.80
                                                        ========                        ========
            Diluted                                     $   0.20                        $   0.79
                                                        ========                        ========

Weighted average number of shares:
            Basic                                          6,662                           4,736
                                                        ========                        ========
            Diluted                                        6,662                           4,805
                                                        ========                        ========



The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL TOTAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Nine Months Ended December 31, 1998 (Restated) and December 31, 1997
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                       1998
                                                                                    (Restated)             1997
                                                                                    ----------           --------
OPERATING ACTIVITIES:
      Net Income                                                                     $  1,363            $  3,804
      Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
              Depreciation                                                                859                 616
              Amortization                                                              1,683                 596
              (Gain)/Loss on Disposal of Assets                                           (19)                  2
              Deferred income taxes                                                        --                  75
              Changes in working capital:
                 Accounts receivable                                                   (3,852)             (7,532)
                 Prepaid Income Taxes                                                    (320)                 --
                 Other current and noncurrent assets                                      233              (1,729)
                 Trade accounts payable                                                  (207)              2,381
                 Accrued expenses                                                       2,759              (1,706)
                                                                                     ---------           ---------

                      Net cash provided/(used) by operating activities                  2,499              (3,493)

INVESTING ACTIVITIES:
      Additions to property and equipment                                              (2,458)               (828)
      Deposit on sale of property and equipment                                           200                   -
      Proceeds received from sale of property and equipment                               176                  11
      Property and equipment of acquired businesses                                      (469)             (1,656)
      Payments for acquisitions of businesses                                          (8,434)            (11,923)
                                                                                     ---------           ---------

                      Net cash used in investing activities                           (10,985)            (14,396)

FINANCING ACTIVITIES:
      Net borrowings (payments) on note payable to bank                                11,270              (6,849)
      Principal payments on long-term debt                                                 --              (3,000)
      Proceeds from sale of stock                                                          --              29,995
      Decrease in capital lease obligation                                                 --                (227)
      Decrease in note receivable from officer                                             --                 445
                                                                                     ---------           ---------

                      Net cash provided by financing activities                        11,270              20,364

Effect of exchange rates on cash                                                           68                (174)
                                                                                     ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,852               2,301

Cash and Cash Equivalents, beginning balance                                            1,032               1,452
                                                                                     ---------           ---------

Cash and Cash Equivalents, ending balance                                            $  3,884            $ $3,753
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

NOTE B - RESTATEMENT

     While preparing financial statements for the fiscal year ended March 31, 1999, the Company determined that its previously issued quarterly financial statements for the fiscal year should be restated. Company management has concluded that certain expense adjustments, primarily related to vacations, workers' compensation, uniforms and bad debts, are more properly allocated throughout the year rather than as strictly fourth quarter charges. The adjustments require the restatement of each of the previously issued quarterly financial statements. The year-end financial statements reflect the cumulative effect of these adjustments. The effects of these changes are contained entirely within fiscal year 1999.

     A comparison of the original and restated (unaudited) financial statements is as follows:


                           CONSOLIDATED BALANCE SHEETS
                    Restated And As Per Original 10Q Filing
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                          Original
                                                                                     As Restated         10-Q Filing
                                                                                  December 31, 1998    December 31, 1998
                                                                                  -----------------    -----------------
ASSETS
Current Assets
       Cash and cash equivalents                                                       $  3,884           $  3,962
       Accounts receivable - net of allowance for doubtful accounts                      24,620             24,812
       Deferred taxes                                                                     1,481              1,481
       Prepaid income taxes                                                                 320               --
       Uniforms                                                                           1,974              2,295
       Other current assets                                                               2,167              2,226
                                                                                       --------           --------

            TOTAL CURRENT ASSETS                                                         34,446             34,776

Property and Equipment
       Security equipment                                                                 4,549              4,549
       Service equipment                                                                  2,766              2,766
       Computer equipment                                                                 2,601              2,601
       Furniture and fixtures                                                             1,121              1,121
       Leasehold improvements                                                                56                 56
       Autos                                                                              1,036              1,036
                                                                                       --------           --------
                                                                                         12,129             12,129
       Less accumulated depreciation and amortization                                     5,771              5,717
                                                                                       --------           --------
            Property and equipment - net                                                  6,358              6,412

Intangibles, less accumulated amortization of $3,319 and $1,636 as of
       December 31, 1998 and March 31, 1998, respectively                                32,894             32,626
Security deposits and other                                                                 122                122
                                                                                       --------           --------

                                                                                         33,016             32,748
                                                                                       --------           --------

            TOTAL ASSETS                                                               $ 73,820           $ 73,936
                                                                                       ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Trade accounts payable                                                          $  4,383           $  4,383
       Accrued payroll and payroll taxes                                                 14,698             13,440
       Other accrued expenses                                                             1,957              1,520
       Income taxes payable                                                                 --                 461
                                                                                       --------           --------

            TOTAL CURRENT LIABILITIES                                                    21,038             19,804

Deferred taxes                                                                              434                434

Long-Term Obligations                                                                    11,814             11,814

Shareholders' Equity
       Common shares, without par value, stated at $.01 per share authorized
            20,000 shares, issued and outstanding 6,662
            at December 31, 1998 and March 31, 1998                                          67                 67
       Additional paid-in capital                                                        31,211             31,211
       Accumulated other comprehensive income (loss)                                       (136)              (136)
       Retained earnings                                                                  9,392             10,742
                                                                                       --------           --------
                                                                                         40,534             41,884
                                                                                       --------           --------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 73,820           $ 73,936
                                                                                       ========           ========

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Restated and as Per Original 10Q Filing
                     Three Months Ended December 31, 1998
                  (Amounts in thousands, except per share data)
                                   (Unaudited)





                                                                                        Original
                                                           As Restated                 10-Q Filing
                                                          3 Months Ended              3 Months Ended
                                                        December 31, 1998           December 31, 1998
                                                        -----------------           -----------------
Operating revenues                                      $59,325    100.0%           $59,356    100.0%

Cost of operating revenues                               51,773     87.3%            51,307     86.4%
                                                        -------    -----            -------    -----

            GROSS PROFIT                                  7,552     12.7%             8,049     13.6%

Selling, general and administrative expenses              5,250      8.8%             5,050      8.5%
Contract and goodwill amortization                          611      1.0%               605      1.0%
                                                        -------    -----            -------    -----

            OPERATING PROFIT                              1,691      2.9%             2,394      4.1%

Other expense                                               498      0.9%               498      0.8%
Interest expense-net                                        267      0.5%               267      0.5%
                                                        -------    -----            -------    -----

                                                            765      1.4%               765      1.3%
                                                        -------    -----            -------    -----

            INCOME BEFORE INCOME TAXES                      926      1.5%             1,629      2.8%

Income taxes                                                436      0.7%               663      1.1%
                                                        -------    -----            -------    -----

            NET INCOME                                  $   490      0.8%           $   966      1.7%
                                                        =======    =====            =======    =====


Net Income per share:
            Basic                                       $  0.07                        0.15
                                                        =======                     =======
            Diluted                                     $  0.07                        0.15
                                                        =======                     =======

Weighted average number of shares:
            Basic                                         6,662                       6,662
                                                        =======                     =======
            Diluted                                       6,662                       6,662
                                                        =======                     =======

                       INTERNATIONAL TOTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Restated and as Per Original 10Q Filing
                      Nine Months Ended December 31, 1998
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                             Original
                                                            As Restated                    10-Q Filing
                                                         Nine Months Ended              Nine Months Ended
                                                         December 31, 1998              December 31, 1998
                                                        ------------------              -----------------
Operating revenues                                      $174,814    100.0%              $174,907   100.0%

Cost of operating revenues                               152,551     87.3%               151,142    86.4%
                                                        --------    -----               --------   -----

            GROSS PROFIT                                  22,263     12.7%                23,765    13.6%

Selling, general and administrative expenses              15,980      9.1%                15,365     8.8%
Contract and goodwill amortization                         1,683      1.0%                 1,669     1.0%
                                                        --------    -----               --------   -----

            OPERATING PROFIT                               4,600      2.6%                 6,731     3.8%

Other expense                                              1,521      0.9%                 1,521     0.9%
Interest expense-net                                         591      0.3%                   591     0.3%
                                                        --------    -----               --------   -----

                                                           2,112      1.2%                 2,112     1.2%
                                                        --------    -----               --------   -----

            INCOME BEFORE INCOME TAXES                     2,488      1.4%                 4,619     2.6%

Income taxes                                               1,125      0.6%                 1,906     1.1%
                                                        --------    -----               --------   -----

            NET INCOME                                  $  1,363      0.8%              $  2,713     1.5%
                                                        ========    =====               ========   =====


Net Income per share:
            Basic                                       $   0.20                        $   0.41
                                                        ========                        ========
            Diluted                                     $   0.20                        $   0.41
                                                        ========                        ========

Weighted average number of shares:
            Basic                                          6,662                           6,662
                                                        ========                        ========
            Diluted                                        6,662                           6,662
                                                        ========                        ========

                       INTERNATIONAL TOTAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Restated and as Per Original 10Q Filing
                      Nine Months Ended December 31, 1998
                             (Amounts in thousands)
                                  (Unaudited)



                                                                                                          Original
                                                                                   As Restated           10-Q Filing
                                                                                December 31, 1998     December 31, 1998
                                                                                -----------------     -----------------
OPERATING ACTIVITIES:
      Net Income                                                                     $  1,363            $  2,713
      Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
              Depreciation                                                                859                 805
              Amortization                                                              1,683               1,669
              (Gain)/Loss on Disposal of Assets                                           (19)                (19)
              Deferred income taxes                                                        --                 --
              Changes in working capital:
                 Accounts receivable                                                   (3,852)             (4,044)
                 Prepaid Income Taxes                                                    (320)                --
                 Other current and noncurrent assets                                      233                (147)
                 Trade accounts payable                                                  (207)               (207)
                 Accrued expenses                                                       2,759               1,525
                                                                                     ---------           ---------

                      Net cash provided/(used) by operating activities                  2,499               2,295

INVESTING ACTIVITIES:
      Additions to property and equipment                                              (2,458)             (2,458)
      Deposit on sale of property and equipment                                           200                 200
      Proceeds received from sale of property and equipment                               176                 176
      Property and equipment of acquired businesses                                      (469)               (187)
      Payments for acquisitions of businesses                                          (8,434)             (8,434)
                                                                                     ---------           ---------

                      Net cash used in investing activities                           (10,985)            (10,703)

FINANCING ACTIVITIES:
      Net borrowings (payments) on note payable to bank                                11,270              11,270
                                                                                     ---------           ---------

                      Net cash provided by financing activities                        11,270              11,270

Effect of exchange rates on cash                                                           68                  68
                                                                                     ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,852               2,930

Cash and Cash Equivalents, beginning balance                                            1,032               1,032
                                                                                     ---------           ---------

Cash and Cash Equivalents, ending balance                                            $  3,884            $  3,962
                                                                                     =========           =========

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

         Total comprehensive income for the three-month periods ended December 31, 1998 and December 31, 1997 was as follows:

                                                                            1998
                                                                         (Restated)      1997
                                                                            ----         ----
                  Net income                                                $490       $1,826
                  Other comprehensive income:
                     Foreign currency translation adjustments.........       (24)        (174)
                                                                            ----       ------
                                     Comprehensive income.............      $466       $1,652
                                                                            ====       ======


         Total comprehensive income for the nine-month periods ended December 31, 1998 and December 31, 1997 was as follows:

                                                                            1998
                                                                         (Restated)      1997
                                                                            ----         ----
                  Net income..........................................    $1,363        $3,804
                  Other comprehensive income:
                     Foreign currency translation adjustments.........        68          (174)
                                                                          ------        ------

                                     Comprehensive income.............    $1,431        $3,630
                                                                          ======        ======

NOTE D - ACQUISITIONS OF OPERATING CONTRACTS

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

                                                                        Three Months Ended Dec. 31
                                                                        --------------------------
                                                                          1998
                                                                       (Restated)          1997
                                                                         ------           ------
         Operating revenues.......................................       $59,325          $50,719
         Net income...............................................       $   490          $ 2,010
                  Net income per share:
                  Basic...........................................       $   .07          $   .30
                  Diluted.........................................       $   .07          $   .30

                                                                         Nine Months Ended Dec. 31
                                                                         -------------------------
                                                                          1998
                                                                       (Restated)          1997
                                                                         ------           ------
         Operating revenues.......................................      $184,487         $141,582
             Net income...........................................      $  2,566         $  5,339
         Net income per share:
                  Basic...........................................      $    .39         $   1.13
                  Diluted.........................................      $    .39         $   1.11

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

         In January 1999, the Company settled a civil claim by the Federal Aviation Administration. The claim alleged violations of Federal Aviation Regulations pertaining to the Company's drug testing program. Under the terms of the settlement, the Company agreed to pay a fine of $157,000.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                 Three and Nine Months Ended December 31, 1998

                                     ITEM 2.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 (Restated) and 1997

         Revenues. Revenues for the third quarter of fiscal 1999 increased by $13.1 million, or 28.3 percent, to $59.3 million, as compared with the third quarter of fiscal 1998. The increase is primarily attributable to an increase in revenues from the five acquisitions completed during the current fiscal year and the inclusion of revenues from the eleven acquisitions completed in fiscal 1998.

         Gross Profit. Gross profit was $7.6 million in the third quarter of fiscal 1999 compared with $7.4 million in the third quarter of fiscal 1998, an increase of $.2 million, or 2.7 percent. As a percentage of revenues, gross profit declined to 12.7 percent in fiscal 1999, from 16.0 percent in fiscal 1998 due to increased labor costs. The current strength of the United States economy, which has driven unemployment to low levels, has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers and has resulted in the Company's payment of increased overtime. These factors have resulted in downward pressure on the Company's gross margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarter of fiscal 1999 were $5.3 million compared with $4.0 million in the prior year, an increase of $1.3 million, or
32.5 percent. Measured as a percentage of operating revenues, these expenses were 8.8 percent in the third quarter of fiscal 1999 and 8.7 percent in the third quarter of last year.

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

         Income Taxes. The Company's effective income tax rates were 47.1 percent and 40.2 percent for the third quarter of fiscal 1999 and 1998, respectively.

         Net Income. As a result of the foregoing factors, the Company's net income decreased to $0.5 million for the third quarter of fiscal 1999 compared with $1.8 million in the third quarter of fiscal 1998. As a percentage of operating revenues, net income was 0.8 percent compared with 3.9 percent in the prior year.

Nine Months Ended December 31, 1998 (Restated) and 1997

         Revenues. Revenues for the first nine months of fiscal 1999 increased by $51.6 million to $174.8 million, or 42.0 percent as compared with the first nine months of fiscal 1998. The increase is primarily attributable to an increase in revenues from the five acquisitions completed during the current fiscal year, the inclusion of revenues from the eleven acquisitions completed in fiscal 1998 and internal growth.

         Gross Profit. Gross profit was $22.2 million in fiscal 1999 compared with $20.3 million in fiscal 1998, an increase of $1.9 million, or 9.4 percent. As a percentage of revenues, gross profit was 12.7 percent in fiscal 1999, compared with 16.5 percent in fiscal 1998. The current strength of the United States economy, which has driven unemployment to low levels has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's gross margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first nine months of fiscal 1999 were $16.0 million compared with $12.0 million in the prior year, an increase of $4.0 million, or 33.3 percent. Measured as a percentage of operating revenues, these expenses were 9.1 percent in fiscal 1999 and 9.8 percent in the first nine months of last year. This decrease is primarily due to the synergies realized from the Company's acquisition program.

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

         Income Taxes. The Company's effective income tax rates were 45.2 percent and 41.2 percent for the first nine months of fiscal years 1999 and 1998, respectively.

         Net Income. As a result of the above factors, the Company's net income decreased to $1.4 million for the first nine months of fiscal 1999 compared with $3.8 million in fiscal 1998. As a percentage of operating revenues, the first nine months of fiscal year 1999's net income was 0.8 percent compared with 3.1 percent in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided $2.5 million in cash in the first nine months of fiscal 1999, a net increase of $6.0 million when compared to the $3.5 million used by operating activities last year. The net increase was primarily attributable to an increase in accrued expenses and a decrease in accounts receivable. The net increase was partially offset by a decrease in accounts payable.

        The increase in accrued expenses was due primarily to increases in vacation accruals and other accruals associated with the growth of the company.

         While accounts receivable increased $3.8 million to $24.6 million arising primarily from acquisitions, the increase was $3.7 million lower than the increase experienced during the same period last year. The favorable impact from accounts receivable is due to a decrease in the level of acquisitions year-over-year resulting in a smaller incremental investment in accounts receivable.

         The current year decrease in trade accounts payable is attributed to quicker turnover of accounts payable balances and is also due to final payments made on previously completed acquisitions.

         Investing activities used $11.0 million, a decrease of $3.4 million over the same period in fiscal 1998. With regard to investing activities, $8.9 million relates to investments in acquisitions compared with $13.6 million in fiscal 1998. Capital expenditures increased $1.6 million to $2.5 million in the first nine months of fiscal 1999 compared with the first nine months of 1998 due to increased investments in systems, security equipment, and service equipment.

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

         The main processor is used to process payroll, accounts payable, accounts receivable and financial accounting transactions. The organizations main processor was upgraded to a new IBM AS400. The Company then upgraded its J.D. Edwards software to the most current release, which is fully year 2000 compliant.

         In addition, the Company has been installing a new time and attendance system. This system is year 2000 compliant and has been implemented in various locations. The Company expects that it will be fully implemented before year 2000 issues have an impact.

         The Company has investigated the level of year 2000 compliance of its non-computer systems, such as phones, voice mail and security screening equipment. The Company has also contacted suppliers of its most critical support products and has received statements of their compliance efforts. Although the ultimate impact of this issue on the Company cannot be predicted, Management of the Company believes that the year 2000 issue will not have a material impact on the Companys' operations.

                       INTERNATIONAL TOTAL SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                  Three and Nine Months Ended December 31, 1998


FORWARD LOOKING STATEMENTS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that constitute forward looking statements. Those statements appear in a number of places in this MD&A and include statements regarding the intent, belief or current expectations of International Total Services, Inc., its directors or its officers with respect to (i) the Company's financing plans; and (ii) circumstances and trends affecting the Company's financial condition or results of operations.


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

August 10, 1999                      International Total Services, Inc.

                                     By: /s/ Robert A. Weitzel
                                        -------------------------------
                                         Robert A. Weitzel
                                         Director, Chairman of the Board of
                                         Directors and Chief Executive Officer
                                         (Principal Executive Officer)