Form 10-K405
period 1999-03-31
INTERNATIONAL TOTAL SERVICES INC
filed 2000-05-04
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
       [X]        Annual Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                        For the fiscal year ended March 31, 1999

                                       OR

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the transition period from _______ to ______

                         COMMISSION FILE NUMBER 0-23073

                       INTERNATIONAL TOTAL SERVICES, INC.
               (Exact name of Registrant as Specified in Charter)

            OHIO                                        34-1264201
            ----                                        ----------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

      5005 ROCKSIDE ROAD, SUITE 1200
            INDEPENDENCE, OHIO                            44131
            ------------------                            -----
  (Address of Principal Executive Offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 642-4522

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
          None                                          N/A

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               TITLE OF EACH CLASS
                               -------------------
                        Common Shares, without par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing market price on April 7, 2000, was approximately $5,491,213, (based on the closing price of the registrant's Common Stock on the Electronic Quotation System of the National Quotation Bureau LLC). As of April 7, 2000, the registrant had 6,837,494 shares of Common Stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I
------
      Item 1.    Business.........................................................................................     1
      Item 2.    Properties.......................................................................................     8
      Item 3.    Legal Proceedings................................................................................     8
      Item 4.    Submission of Matters to a Vote of Security Holders..............................................     9
                 Executive Officers...............................................................................     9

PART II
-------
      Item 5.    Market for Registrant's Common Shares and Related Shareholder Matters............................    11
      Item 6.    Selected Financial Data..........................................................................    12
      Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................................    12
      Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.......................................    19
      Item 8.    Consolidated Financial Statements and Supplementary Data.........................................    19
      Item 9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.........................................................................    20

PART III
--------
      Item 10.   Directors and Executive Officers of the Registrant...............................................    20
      Item 11.   Executive Compensation...........................................................................    22
      Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................    26
      Item 13.   Certain Relationships and Related Transactions...................................................    28
      Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................    28

                           FORWARD LOOKING STATEMENTS

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

         Readers are cautioned that any forward looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from projected results, including the Company's ability to payoff or refinance its bank credit facility, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, the transition to new management, and negative publicity regarding the airline security and services and commercial staffing services industries. Readers are cautioned not to place undue reliance on forward looking statements. Other factors that could cause actual results to differ materially from projected results include, but are not limited to, those factors discussed in the "Risk Factors" section of the prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.

                                     PART I

ITEM 1.  BUSINESS

         The Company's fiscal year ends on March 31, and its fiscal years are identified by reference to the calendar year in which they end. For example, the fiscal year ended March 31, 1999 is referred to as "fiscal 1999."

RECENT DEVELOPMENTS

         Change in Control

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000; and provide certain other standard employment benefits through September 30, 2001. In addition, the Company will pay Weitzel an aggregate of $500,000 under a 20 month consulting agreement beginning February 1, 2000. The Company is obligated to pay Weitzel the $500,000 consulting fee whether or not any services are provided. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constitute the entire Board of Directors of the Company as of the date of the filing of this Form 10-K. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, ("Common Stock") held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

         The Voting Trust Agreement provides that all shares of the Common Stock beneficially owned or acquired by Weitzel are placed in trust until the earlier of September 30, 2001 or a payment default by the Company under certain provisions of the Retirement and Consulting Agreement. Pursuant to the Voting Trust Agreement, the Trustees exercise voting power with respect to the shares of the Common Stock held in the Voting Trust, by the action of a majority of the Voting Trustees. In addition, pursuant to the Stock Restriction Agreement, other than transfers to his spouse, children, or grandchildren, or entities of which those people are the beneficiaries or hold controlling interests, Weitzel is not permitted to transfer shares of the Common Stock, or voting trust certificates, without first offering those shares on identical terms to the Company, and the Company has a specified period of time during which it may exercise its option to purchase those shares.

         In October 1999, the Company's Board of Directors named Mark D. Thompson, President and Interim Chief Executive Officer.

         Delisting of Common Shares

         In June 1999, the Company announced that its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 would not be filed with the Securities and Exchange Commission by the prescribed due date.

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of the Common Stock on that market, would be halted pending the receipt and review of additional information in accordance with Rule 4330 (c) of Marketplace Rules of the Nasdaq Stock Market. The primary cause for the halt was the Company's failure to timely file its Form 10-K for the fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 price quotes for the Common Stock began appearing in the Electronic Quotation System of the National Quotation Bureau LLC.

         Other Developments

         The Company received a letter dated August 20, 1999 from Arthur Andersen LLP, the Company's independent public accountants, addressed to the Audit Committee of the Board of Directors. The letter indicated that Arthur Andersen had noted certain matters related to the accounting systems and internal controls of the Company that they considered to be a "material weakness" and recommended that the Company take steps to improve internal accounting control procedures. A special committee of the Board of Directors was established to, among other things, monitor the Company's progress in addressing this weakness. The Company has addressed or implemented procedures to improve controls related to certain issues of the identified material weakness and is in the process of addressing the remaining issues with completion expected during fiscal 2001.

         In February 2000, the Company announced that as a result of facts uncovered during the audit of its financial statements for fiscal 1999, the fiscal 1999 quarters and the prior year financial statements required restatement. The restated financial statements are included elsewhere herein.

         The Company incurred a substantial operating loss in fiscal 1999 and fiscal 2000 results will also reflect a substantial operating loss and negative cash flow from operations. The Company's current cash flow and forecasted cash flow raise substantial doubts about the Company's ability to continue as a going concern. The factors which raise such doubts, and management's plans to address them, are discussed further in ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and NOTE B OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, contained elsewhere herein.

         The Company's strategy is to use its established business base as a platform for expanding its services and currently will not pursue any further acquisitions (other than the two already consummated during the first quarter of fiscal 2000) due to the unavailability of funds. It is management's intention to seek higher overall margins by concentrating its marketing efforts on higher margin opportunities, to formulate and implement business process improvement initiatives, evaluate past acquisitions, improve customer services and reduce and/or control costs with the goal of improving operating cash flow and profits. There can be no assurance that capital will be obtained from any sources or that this plan will be successful.

         The Company's continuation as a going concern will ultimately depend on its ability to (i) achieve profitable operations which generate positive cash flows and (ii) obtain other sources of capital with new debt or equity financing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern.

COMPANY OVERVIEW

         The Company is a significant domestic provider of aviation contract support services and is a provider of commercial security staffing services. The Company provides services to customers in more than 300 cities in the United States and Europe. Aviation services offered by the Company include skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas and museums. In September 1997, the Company completed its initial public offering (the "Initial Offering"). The Company used the proceeds from the Initial Offering to fund acquisitions, repay indebtedness and for general corporate purposes, including funding of working capital.

         The Company's strategy is to use the Company's established business base as a platform for expanding the services that it provides.

From the Initial Offering through June 30, 1999, the Company completed 18 acquisitions. Management intends to assess the impact and strategic benefits of past acquisitions and, when appropriate, make strategic recommendations to the Board of Directors concerning acquired companies and/or business segments. In March 2000, the Company completed the disposition of Metroplex Control Systems Inc. which was acquired in May 1999. See Acquisitions. The Company is not presently pursuing acquisitions, and does not anticipate that acquisitions will materially contribute to growth in the foreseeable future.

         The Company's new management team has initiated a thorough operational audit of each of the Company's business segments. Working with selected consultants, management hopes to effectively evaluate the performance of each segment and the profitability of each significant customer relationship. It is management's intention to formulate and implement business process improvement initiatives which will improve customer service, control costs and facilitate timely and accurate public reporting. However, there can be no assurance that the Company will be able to obtain and successfully deploy the necessary technical, operational, financial, human and other resources necessary to implement these initiatives or that these initiatives will achieve their desired results.

         The current strength of the United States economy, which has driven unemployment to low levels, has adversely affected the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. These factors have resulted in downward pressure on the Company's margins.

         The Company operates in a rapidly changing and dynamic market, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business. Further, there is no assurance that the Company's strategies and plans will take into account all market conditions or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor any forward-looking statements in this Form 10-K, are necessarily indicative of the Company's future results.

INDUSTRY OVERVIEW

         Aviation Staffing Services

         GENERAL. In 1973, the Federal Aviation Administration (the "FAA") mandated that airlines conduct predeparture screening of all passengers at most airports in the U.S. Because the labor-intensive nature of predeparture screening imposes substantial administrative burdens, most airlines have opted to contract out predeparture screening and other security services to third party contractors. Certain other airline services, such as food service and fueling, historically have also been contracted out by the airlines. In the past several years, market forces have driven airlines to outsource a number of additional labor-intensive aviation services in order to permit airline management to focus on the essential aspects of the airline business and to reduce labor, benefit costs and administrative overhead. As the costs of labor have increased, airlines have frequently outsourced baggage claim services, skycap, baggage handling, aircraft appearance, wheelchair assistance services and inter-gate cart services. Ticketing and check-in services are also beginning to be outsourced.

         PREDEPARTURE SCREENING. The Company is a leading provider of domestic airline predeparture screening services. The Company currently employs predeparture screeners at 129 U.S. airports in 41 states. The Company's predeparture screening services include conducting x-ray or electromagnetic inspection of all carry-on baggage, manual searches of suspicious baggage and metal-detector searches of all passengers. The Company derived approximately 32.3%, 36.7% and 50.0% of its revenues from predeparture screening services in fiscal 1999, 1998 and 1997, respectively.

         RAMP AND GROUND HANDLING SERVICES. The ramp and ground handling services provided by the Company include: conveyance of checked baggage from terminal to baggage compartment of plane and from plane to baggage carousel; cleaning interior sections of the aircraft between flights and at the end of the aircraft's flight day; washing the exterior of aircraft; emptying on-board lavatories and replacing the water source with potable water; and spraying ice-melting substance on aircraft in accordance with customer specifications. The Company derived approximately 26.2%, 32.4% and 14.2% of its revenues from ramp and ground handling services in fiscal 1999, 1998, and 1997, respectively.

         AIRLINE SECURITY STAFFING SERVICES. The Company provides passenger profiling services and document verification agents, primarily in Europe, where airlines and airports have been required by regulatory agencies and the political climate to devote significant resources to the prevention of terrorist activity. Airlines contract with the Company to provide document verification (customs) agents who interview passengers as they embark or disembark a country via an international flight. In the domestic market, the Company also provides security for parked aircraft and employee parking lots, and the checking of employee identification cards and baggage. Airline security services other than predeparture screening did not represent a significant percentage of the Company's revenues in any of the last three fiscal years.

         OTHER AVIATION STAFFING SERVICES. The Company's other aviation services include providing skycaps for curbside check-in, baggage assistance and help with routine passenger problems, wheelchair operators to transport disabled or elderly passengers to and from the check-in area and the plane, and electric cart drivers to provide inter-gate transportation for passengers who need to board flights at distant gates. The Company derived approximately 12.3%, 12.4% and 19.6% of its revenues from these services in fiscal 1999, 1998 and 1997, respectively.

         Commercial Security Staffing Services

         The Company provides uniformed security officer services, business and facility access control, security consulting, special event security and security assessment to a broad range of commercial clients and owners or managers of commercial offices, government buildings, airports, hospitals, malls, distribution centers, sports arenas, museums and other facilities. The Company entered the commercial security market in the early 1990's to further capitalize on its staffing services experience. The Company derived approximately 22.4%, 12.0% and 7.6% of its net revenues from commercial security staffing services in fiscal 1999, 1998 and 1997, respectively.

         Security Products Distribution

         In addition to service offerings to the airline industry, the Company distributes a line of security products through its wholly-owned subsidiary, Crown Technical Systems, Inc. ("CTS"), including airport and commercial security checkpoint products and hand-held metal detectors. CTS markets access control equipment, including swipe card and other products to control access to secured areas, and closed circuit television monitoring equipment to domestic and international customers. The Company derived approximately 1.9%, 2.1% and 2.9% of its net revenues from sales of security products in fiscal 1999, 1998 and 1997, respectively.

GROWTH

         Prior to the Change in Control described above in "ITEM 1. BUSINESS - Recent Developments", the Company had aggressively pursued acquisitions since the Initial Offering in 1997. It is the view of the Company's current management team that the Company's cost of capital makes it extremely difficult to find attractive acquisitions at this time, given historical and prevailing operating margins in the Company's lines of business which limit the effective yield of capital invested in such acquisitions. The Company's credit facility also prohibits any further acquisitions at this time. As a result, management intends to instead focus on a renewed emphasis on sales and service, seeking an expansion of services provided to existing customers and actively pursuing contracts with new customers.

ACQUISITIONS

         Historically, when making a domestic acquisition, the Company generally acquired only existing contracts and the equipment needed to fulfill the contracts.

         During fiscal 1999, the Company acquired the contracts and related property and equipment from six companies for aggregate cash payments of $9.7 million. Two of these acquisitions were in the aviation staffing services segment and four were in commercial security staffing services.

         Since the end of fiscal 1999, the Company has completed two acquisitions: (1) American Investigative Services, Inc., a commercial security staffing business based in Houston, Texas, was acquired in April 1999 for $1.5 million in cash; and (2) Metroplex Control Systems, Inc. ("MCS"), which sells, installs and services fire detectors, detention control and other security systems from its Dallas, Texas headquarters, was acquired in June 1999 for $5.0 million in cash. The Company completed the disposition of MCS on March 10, 2000 for cash in an amount approximately equal to its net cash investment in MCS.

         The Company is not presently pursuing further acquisitions, and does not anticipate that acquisitions will materially contribute to growth in the foreseeable future.

COMPETITION

         Aviation Staffing Services

         PREDEPARTURE SCREENING. Contracts for predeparture screening services tend to be highly competitive among a handful of experienced providers and are generally awarded to the low-cost provider. At the same time, the airlines are sensitive about security lapses and may cancel a contract based on even minor security breaches. Currently, the Company faces the same challenge as its competitors do--finding qualified employees to provide consistent service at the wage rates offered by the airlines for screeners in the current economic environment. See "Company Overview - General". The Company's principal competitors in domestic predeparture screening include Globe Aviation Securities Corporation, AHL Services, Inc. and Huntleigh, Inc.

         In the international security market the Company strives to distinguish itself by developing training programs and screening methods that meet the demands of its customers. The Company's passenger profilers are trained in questioning techniques that are designed to elicit cooperation and to avoid offense to innocent travelers. The Company's main competitors for international profiling and screening services are ICTS International, N.V., AHL Services, Inc. and International Aviation Security, Inc.

         RAMP AND GROUND HANDLING SERVICES. Airlines frequently outsource ramp and ground handling services because these services often require a considerable investment in support equipment, which can be expensive for carriers with few flights at a particular location. The Company has the ability to offer a package of services which include new or refurbished equipment, maintenance and manpower, for a fully inclusive per-hour charge. The Company has typically offered ground handling or passenger services as "add on" services to its base airline security business. It also offers these services on a stand-alone basis at certain locations. In this area, the Company competes with the airlines themselves, Signature Flight Support Services, AMR Services, Ogden Allied Support Services, Hudson General, and Service Master Co. The Company has sought to increase the volume of its aircraft appearance business by focusing on providing service in accordance with detailed specifications. The Company conducts an Aircraft Appearance and Facility Audit Program through which it continually monitors its own performance. The Company believes that this approach enables the Company to correct problems that might not otherwise come to its attention until client dissatisfaction has occurred. To complement the Quality Assurance Programs, the Company introduced a comprehensive health and safety program system-wide to establish responsibilities and procedures for safety awareness programs. The Company's competitors in aircraft appearance include airlines themselves, Signature Flight Support Services, AMR Services, Ogden Allied Support Services, Hudson General, and Service Master Co.

         OTHER AVIATION SERVICES. The Company believes that customer service is as important as cost in the competition for domestic passenger service contracts. Because passenger service providers such as skycaps, wheelchair operators and cart drivers have a high level of interaction with passengers, the Company has developed specialized training programs that emphasize customer service and empathy. The Company's main competitors for passenger services include the airlines, AHL Services, Inc., Globe Aviation Securities Corporation, and Huntleigh, Inc.

         Commercial Security Staffing Services

         The commercial security staffing industry is highly fragmented. Management believes there are in excess of 100,000 separate providers of commercial and industrial security services, and the Company does not believe that any single participant has a significant share of the market. While the Company has made only minor inroads into this market, the Company's competitive strength in this area comes from its low overhead costs and its ability to assimilate acquired commercial staffing businesses into its existing administrative structure. In the commercial staffing field, the major providers include Borg-Warner Security Corporation, Guardsmark, Inc. and The Wackenhut Corporation.

         Security Products Distribution

         The Company, through its wholly-owned subsidiary, Crown Technical Systems, focuses on Technical security applications and their integration into existing security arrangements. The chief competitors in the integrated checkpoint and automated exit lane fields are Ross Technologies and ADT Systems.

         In each of the segments where the Company operates, most of the Company's competitors are larger and may have greater financial resources than the Company.

SALES AND MARKETING

         The Company believes that strengthening and maintaining relationships with personnel at various levels of its customer organizations are an integral element of its sales and marketing efforts. There are four sales executives servicing the Company's three operating regions throughout the United States and Europe. The Company's three regional directors in the United States and Europe also have sales responsibilities and a portion of their incentive compensation is dependent on meeting established sales goals. Sales staff are generally incentivized based on margins derived from their respective annual revenues.

         The Company seeks internal growth through, among other things, a focused marketing approach based on expanding the services provided to existing customers and increasing the volume of services provided in targeted markets. The Company is further developing national sales and marketing strategies aimed at improving the consistency of its sales approach. The Company has implemented a digitally integrated contract administration function that automatically tracks contracts, identifying in a timely manner contracts for pricing adjustments.

         The Company's marketing initiatives include the development of branded services, direct mail marketing, creation of local, regional and national marketing plans, strategic positioning for preferred provider partnerships, integration of high technology components, and coordination of the Company's participation in trade shows and other sales activities. Additionally, the corporate marketing department conducts quarterly training sessions for sales executives. These training sessions include presentation and customer service skills, database management and methods for cross-selling the Company's products and services.

MANAGEMENT AND REPORTING SYSTEMS

         As a result of the strength of the United States economy, which has resulted in the need to increase wage rates, the Company has experienced downward pressure on its gross margins. In fiscal 1999, the Company implemented certain strategies in an attempt to counter these pressures. These strategies include time and motion studies and increased use of technology designed to accomplish more services with less manpower, and an improved labor hours monitoring system.

         In late fiscal 1999, the Company installed an improved version of portions of its Management Information System. While the prior system allowed management to assess the results of the field operations at the end of every month, the new system allows an assessment of field operations at any time. The Company has hired consultants to assist it in evaluating organizational structure, identifying inefficient practices, and has begun improving control over field operations.

WORKFORCE MANAGEMENT

         As of April 7, 2000, the Company had approximately 16,000 full- and part-time non union employees engaged in performing its client services. The Company experiences annual turnover of over 100%, and believes that improving employee retention is important to reducing operating costs and providing high quality service to its clients. Because employee turnover is inherent in the nature of its business, the Company allocates significant resources to recruiting potential employees. Each applicant must complete an interview and a written application that includes inquiry concerning prior criminal convictions. The Company grants various bonuses and awards to exceptional employees, in part to further enhance retention. These include bonuses for detecting weapons and other illegal objects, including those detected during FAA-mandated tests. Currently, the Company faces the same challenge as its competitors do - finding qualified employees to provide consistent service at the wage rate allowed by clients.

         For certain aviation services employees, FAA regulations require that each applicant provide proof of citizenship or resident alien status, and each applicant is subject to a five- or ten-year background verification, depending upon the position, and a pre-employment drug screen. For persons with unescorted access to secured areas, a criminal background verification procedure, which is conducted by the Federal Bureau of Investigation, is triggered by any 12-month gap in employment history that cannot be explained through independent verification.

CUSTOMERS AND CONTRACT TERMS

         The Company derives a significant portion of its revenues from a few clients. In fiscal 1999, Delta Air Lines, Inc. (26.0%), Continental Airlines, Inc. (11.7%), Trans World Airlines, Inc. (3.8%), U.S. Airways, Inc. (3.8%) and Northwest Airlines, Inc. (2.9%) accounted for 48.0% of the Company's net operating revenues. During fiscal 1999, 1998 and 1997, the Company's ten largest clients accounted for an aggregate of 59.0%, 66.3% and 68.5% respectively, of the Company's net operating revenues.

         The Company's contracts with clients, including those that it has obtained through acquisitions, generally have one- to three-year terms but are cancelable by either party on 30 to 90 days' notice. The Company invoices its aviation services clients weekly or biweekly. The Company invoices its commercial security staffing services clients weekly, which is typical in that field.

         The services provided by the Company require it to train and manage low wage workforces with high turnover rates. From time to time, the Company has failed to meet test standards or a client's service expectations at a particular location, and, like its competitors, has had contracts terminated because of customer dissatisfaction with various aspects of its performance. The Company's predeparture screening services are tested daily at numerous locations, both internally and by the FAA, to determine the Company's ability to detect weapons passing through checkpoints. Failure to pass FAA tests may result in fines to the airline responsible for the checkpoint, which the Company reimburses pursuant to its contracts in amounts up to $11,000 per test failure. In addition, the Company's contracts with airlines typically provide that the Company will indemnify the client against claims for property damage, or death of or personal injury to any person, arising out of the negligent acts or omissions of the Company, unless the claim results from a negligent act of the customer. The Company is self-insured for the first $250,000 per incident.

         The risk of contract termination as a result of actual or perceived service failures is enhanced by the substantial publicity that often accompanies errors in the provision of screening services, because of public concern over airline security issues. Failure to meet tests or other performance standards may result in fines, or the loss of a contract or service location or the Company's license to perform services, and any such loss could have a material adverse effect on the Company's reputation, business, results of operations and financial condition.

GOVERNMENT REGULATION

         The Company's aviation services' clients are subject to various regulations and directives issued by the FAA. Under current regulations, independent contractors, such as the Company, that perform services for air carriers and airport authorities share responsibility for aviation security with air carriers, airport authorities, the FAA and various other federal, state and local agencies. At airports throughout the United States, the FAA tests security systems and conducts threat and vulnerability assessments. Through the use of its regulatory powers, the FAA directs the aviation industry to implement measures that address existing and anticipated threat situations.

         FAA regulations require each air carrier and airport authority to implement an FAA-approved security program. Airport authorities are responsible for maintaining a secure environment on airport grounds and for providing law enforcement support and training. Air carriers are responsible for the security of all people and items connected to their aircraft, including passengers, baggage, maintenance equipment and flight crews. Although an air carrier is permitted to outsource certain security functions, FAA regulations require the air carrier to provide oversight in order to assure that all requirements are met. The FAA itself regularly conducts tests of predeparture screening checkpoints at U.S. airports. Failure to meet requirements imposed by the FAA or the air carrier or the failure of various tests administered by the FAA can result in fines and other penalties to the responsible air carrier, which are in turn passed on to the screening company under the terms of the contract between the provider and the carrier. Regulatory compliance problems and test failures may also result in the termination of a security contract or of services at the affected site.

         The Company's aviation and commercial security staffing services are also subject to regulation by various state and local authorities. The Company is required to obtain and maintain various licenses and permits from state and local authorities to provide aviation and commercial security staffing services, as well as certain other services.

ITEM 2. PROPERTIES

         During fiscal 1999 the Company leased approximately 20,600 square feet in Independence, Ohio, for its corporate headquarters. The initial term of the lease expires in 2001 and may be extended, at the option of the Company, until 2006. The Company leases space in numerous facilities in the United States and Europe to house local offices. None of these local office leases are material to the Company's operations. The Company does not own any real estate. In April 2000, the Company signed a partial lease termination related to 6,496 square feet leaving approximately 14,100 square feet for its corporate headquarters. The Company believes its current facilities are adequate for its needs.

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

         The Company is involved in various legal proceedings, including routine civil actions instituted by the FAA with respect to test failures, background checks and recordkeeping matters that arise in the ordinary course of its business and litigation relating to its acquisitions. The Company does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the Company's business, assets, financial condition or results of operations, however, in the event any of the foregoing litigation results in an award of money damages against the Company, given the Company's current liquidity situation, that award could adversely affect the financial condition of the Company.

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

         The executive officers of the Company at April 7, 2000 are as follows:


NAME                                              AGE                           POSITION
----                                              ---                           --------
Mark D. Thompson............................       42        President and Interim Chief Executive Officer
Terri M. Jones..............................       43        Executive Vice President
Ronald P. Koegler...........................       47        Executive Vice President and Controller
Michael F. Sosh.............................       38        Executive   Vice   President, Treasurer and Chief
                                                             Financial Officer
Charles P. Licata...........................       55        President, Commercial Staffing Services
Thomas M. Vaiden............................       55        President, Aviation Services
Scott E. Brewer.............................       37        Senior Vice President and General Counsel
Neal B. Davis...............................       47        Vice President, Aviation-Western Region Operations
Stephen P. Metzler..........................       41        Vice President, Aviation-Customer Service

         The following are biographical summaries of the business experience of the executive officers of the Company.

         MARK D. THOMPSON is the President and Interim Chief Executive Officer of the Company and was named to this position in October 1999. Mr. Thompson was the Executive Vice President and Chief Financial Officer of Lexford Residential Trust from April 1996 until September 1999, when Lexford was acquired by Equity Residential Properties Trust. Lexford Residential Trust was a publicly traded real estate investment trust which specialized in the ownership and management of multi-family housing. From January 1995 to March 1996, Mr. Thompson was a partner with the law firm of McDonald, Hopkins, Burke & Haber. From September 1985 to December 1994, Mr. Thompson was an associate and partner with the law firm of Benesch, Friedlander, Coplan & Aronoff, LLP.

         TERRI M. JONES is the Executive Vice President - Aviation since January 2000. Ms. Jones joined the Company in November 1997 as Vice President, Marketing and was named Senior Vice President, Sales and Marketing in June 1999. For the seven years prior to joining the Company, Ms. Jones was with the American Heart Association, as Director of Communications and Marketing.

         RONALD P. KOEGLER has been the Executive Vice President and Controller since joining the Company in February 2000. From 1989 until joining the Company, Mr. Koegler held various positions with Lexford Residential Trust, most recently as Senior Vice President and Controller since December 1996, as Vice President and Treasurer from January 1996 to December 1996 and Controller from April 1992 to January 1996.

         MICHAEL F. SOSH is the Executive Vice President, Treasurer and Chief Financial Officer of the Company since January 2000. Mr. Sosh joined the Company in November 1999 as a consultant. Mr. Sosh was the Senior Vice President and Treasurer of Lexford Residential Trust from January 1997 to September 1999. From 1987 to 1997 Mr. Sosh was with the retail department store chain of Bon-Ton Stores, Inc. (NASDAQ:BONT), as Manager of Financial Planning and Financial Analyst from 1987 to 1995 and Divisional Vice President and Assistant Treasurer from March 1995 to January 1997.

         CHARLES P. LICATA is the President of the Commercial Staffing Security business since June 1999. Mr. Licata joined the Company in December 1998 as Vice President of Commercial Services. Prior to joining the Company, Mr. Licata was a Vice President at Borg-Warner Protective Services for 16 years.

         THOMAS M. VAIDEN is the President of the Aviation Staffing Services business since June 1999. Prior to June 1999, Mr. Vaiden was employed by Delta Air Lines, Inc. for the past 34 years in various capacities. His last position for Delta was Station Manager in Omaha, Nebraska.

         SCOTT E. BREWER is the Senior Vice President and General Counsel of the Company since June 1999. He has served as a Vice President since April 1995 and General Counsel since September 1993. Mr. Brewer was in the private practice of law from October 1988 to August 1993.

         NEAL B. DAVIS is the Vice President, Aviation-Western Region Operations. He has served in this position since August 1999. Prior to this position, Mr. Davis served in an executive role with Win West Jet, LC., an airline charter operation, since April 1998, as a founder of Professional Travel Services, Inc., a consulting firm to the airline industry, since June 1995, and as a Vice President for Morris Air, an airline staffing organization, from November 1992.

         STEPHEN P. METZLER is the Vice President, Aviation-Central Region since March 2000. Prior to this position, Mr. Metzler served as a Vice
President-Customer Service from June 1999 to March 2000, as a Divisional President from May 1995 to June 1999, as District Manager from May 1994 to May 1995 and as Aircraft Appearance Manager from December 1991 to May 1994.

                                    * * * * *

         There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any executive officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

         The following officers and directors left their positions with the Company since March 31, 1998 and through April 7, 2000: President James O. Singer resigned from his position in October 1998; Vice President, Finance Brian Kenyon resigned from his position in April 1999; President Steven S. Johnston resigned from his position in May 1999; Robert A. Weitzel, Chairman and Chief Executive Officer, retired from his position in October 1999; Vice President, Aviation-Eastern Region Operations, Douglas J. Robinson resigned from his position in February 2000; and Vice President and Chief Financial Officer Charles S. Deutchman's October 15, 1999 employment agreement ended on March 1, 2000; President of Crown Technical Systems, Inc. Robert P. Weitzel (son of Robert A. Weitzel) resigned from his position in March 2000; Director Ivan J. Winfield resigned in April 1999; and Director Lee Howley resigned in May 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

(a)      Market Information

         During the year ended March 31, 1999, the Common Stock was traded on the Nasdaq Market under the symbol "ITSW". On July 1, 1999, trading of the Common Stock was halted. On September 15, 1999, the Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999, price quotes for the Common Stock began appearing on the Electronic Quotation System of the National Quotation Bureau LLC ("Pink Sheets"). See "ITEM 1. BUSINESS - Recent Developments". As of April 7, 2000 the Common Stock is still being quoted on the Pink Sheets and therefore there is no established public trading market for the Common Stock. The reported closing price on the Pink Sheets on April 7, 2000 was $1.75. The following table sets forth for the indicated periods the high and low market prices for the Common Stock:


                                                                                                       PRICE RANGE
                                                                                                       -----------
                                                                                                  HIGH             LOW
                                                                                                  ----             ---
FISCAL YEAR ENDED MARCH 31, 1999
--------------------------------
First Quarter...........................................................................        $   22.00        $ 5.625
Second Quarter..........................................................................        $   8.125        $ 3.875
Third Quarter...........................................................................        $   6.375        $  3.50
Fourth Quarter..........................................................................        $   5.375        $  3.50

FISCAL YEAR ENDED MARCH 31, 1998
--------------------------------
Third Quarter (beginning September 19, 1997)............................................        $   18.75        $ 13.00
Fourth Quarter..........................................................................        $   24.13        $ 15.75

(b)      Shareholder Information

         As of April 7, 2000, there were 54 record holders of Common Stock and approximately 860 beneficial owners.

(c)      Dividend Information

         The Company has never paid, and does not anticipate paying in the foreseeable future, cash dividends on the Common Stock. In, addition, the Company's ability to pay cash dividends is limited by the terms of its revolving line of credit from its lender.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth certain selected financial data appearing in or derived from the Company's historical audited financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and with
     Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. During fiscal 1999, 1998 and 1997, the Company paid cash for the acquisitions of service contracts and the related equipment. These acquisitions were accounted for under the purchase method and accordingly their operating results are included in the consolidated financial statements for all periods subsequent to the date of acquisition. Certain reclassifications have been made to the prior periods' consolidated financial statements to conform with the 1999 presentation.


                                                       (amounts in thousands, except per share and employee data)
                                                                          YEARS ENDED MARCH 31,
                                                                          ---------------------
                                                     1999            1998             1997         1996          1995
                                                     ----            ----             ----         ----          ----
                                                                      (1)              (1)          (1)           (1)
STATEMENTS OF OPERATIONS DATA:
   Net operating revenues...................     $    226,872    $   172,367   $    115,242  $      95,467   $    92,156
   Income (loss) before income taxes........           (6,501)         8,357          2,725          1,815          (293)
   Net income (loss)........................           (7,295)         4,857          1,569            930          (783)

   Net income (loss) per share:
        Basic...............................     $     (1.10)    $      0.93   $       0.31  $        0.16   $    (0.12)
        Diluted.............................           (1.10)           0.92           0.31           0.16        (0.12)
   Weighted average common shares outstanding (2):
        Basic...............................            6,662          5,215          5,089          5,776         6,293
        Diluted.............................            6,662          5,265          5,089          5,776         6,293

                                                                             AS OF MARCH 31,
                                                                             ---------------
                                                     1999            1998             1997         1996          1995
                                                     ----            ----             ----         ----          ----
                                                                      (1)              (1)
OPERATING DATA:
   Number of employees......................           16,000         15,000         10,700          9,900         9,900

BALANCE SHEET DATA:
   Cash and cash equivalents................     $        672    $     3,542   $      3,018  $       2,693   $     1,267
   Working capital (deficit)................            3,318         11,491          1,496        (2,398)       (5,343)
   Total assets.............................           70,634         61,631         28,865         21,929        20,438
   Long-term obligations....................           10,859          3,682         11,641          5,790         5,810
   Shareholders' equity.....................           30,841         38,319          2,800          3,710         2,979

(1) Data for the years ended and as of March 31, 1998, 1997, 1996 and 1995 has been restated to correct certain accounting errors reflected in the Company's previously issued financial statements for those periods. See
     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTE C OF THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
(2) The weighted average number of shares outstanding has been adjusted to reflect the 12,892.62 for 1 stock split declared June 17, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

         The Company is a significant domestic provider of aviation contract support services and is also a provider of commercial security staffing services. The Company provides services to customers in more than 300 cities in the United States and Europe. Aviation support services offered by the Company include skycap, baggage handling and aircraft appearance services, wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and includes the provision of commercial security staffing services to government and business clients, hospitals, arenas and museums.

         The Company's services are provided under contracts that generally have terms of one to three years, but are cancelable by either party on 30 to 90 days notice. Although contract terms vary significantly, clients generally pay an hourly rate for services provided. Certain services, such as aircraft cleaning, are billed on a flat fee-for-service basis, and certain others are billed at a fixed monthly rate. The Company recognizes revenues as the related services are performed.

         Acquisitions played an important role in the Company's net operating revenue growth during fiscal 1999 and 1998. In fiscal 1999, the Company completed six acquisitions of service contracts, all of which were accounted for under the purchase method, and accordingly, their operating results are included in the Company's consolidated financial statements for all periods subsequent to the date of the acquisition. The Company is not presently pursuing acquisitions, and does not anticipate that acquisitions will materially contribute to growth in the foreseeable future.

         On March 1, 1999 the Company announced the engagement of Arthur Andersen LLP as its new independent public accountants. The Company received a letter dated August 20, 1999 from Arthur Andersen LLP, addressed to the Audit Committee of the Board of Directors. The letter indicated that Arthur Andersen had noted certain matters related to the accounting systems and internal controls of the Company that they considered to be a "material weakness" and recommended that the Company take steps to improve internal accounting control procedures. A special committee of the Board of Directors was established to, among other things, monitor the Company's progress in addressing this weakness. The Company has addressed or implemented procedures to improve controls related to certain of the identified material weaknesses and is in the process of addressing the remaining issues with completion expected during fiscal 2001.

         Following the Change in Control during October 1999, the Company hired a new chief executive officer and began an extensive review of internal processes, organizational structure and business practices to identify methods of improving the quality of its delivered services.

         On November 2, 1999, the Company announced that it would revise downward its previously announced results for the fiscal year ended March 31, 1999, and for the quarter ended June 30, 1999. These revisions were based upon additional information identified and the completion of a review of certain judgmental accounting estimates by the Company's management which were then reviewed with the Audit Committee of the Board of Directors. On February 3, 2000, the Company announced a $6.3 million downward adjustment to the fiscal 1999 results and a $2.0 million downward adjustment to the first quarter fiscal 2000 results. In addition, the Company announced that it would be restating its previously issued financial statements. This restatement is to correct accounting that resulted from the failure of the Company to properly consider information available at the time these financial statements were prepared, including information that may not have been considered due to errors and omissions in accounting or corporate records. Accordingly, the fiscal 1998, 1997, 1996 and 1995 financial statements have been restated, as described in Note C of Notes to Consolidated Financial Statements. All amounts and percentages in the following discussions reflect the effects of such restatements. The Company will incur an operating loss in fiscal 2000. The Company's new management team continues its review of all aspects of its operations with the goal of improving profitability. Management actions taken to increase the efficiency of the Company's operations may also result in additional charges in fiscal 2000.

         Operations have generated negative cash flow for fiscal 2000. Although the Company obtained a one year extension of its credit facility through April 2001 (See Notes G and T of Notes to the Consolidated Financial Statements) the negative cash generated during fiscal 2000 and forecast to continue into the first quarter of fiscal 2001 are factors that raise doubts about the Company's ability to continue as a going concern and the audit report of Arthur Andersen LLP for fiscal 1999 contains an explanatory paragraph with respect to this matter.

         The Company obtained an extension of its credit facility through April 1, 2001 for use in funding operations. See "Liquidity and Capital Resources" below. In addition, the Company will seek to grow internally by using the established business base as a platform for expanding its services and currently will not pursue any further acquisitions due to the unavailability of funds. It is management's intention to seek higher overall margins by concentrating its marketing efforts on higher margin opportunities, to formulate and implement business process improvement initiatives, evaluate past acquisitions, improve customer services and reduce and/or control costs with the goal of improving operating cash flow and profits. There can be no assurance that this plan will be successful.

RESULTS OF OPERATIONS
---------------------

         The following table sets forth the Company's results of operations in both dollars and as a percentage of revenues for the years ended March 31:
(Dollars in Thousands)


                                                                                   1998                        1997
                                                         1999                   (Restated)                  (Restated)
                                                         -----                  -----------                 ----------

Net operating revenues                            $226,872     100.0%       $172,367        100.0%        $115,242      100.00%
Cost of revenues                                   205,224      90.5%        147,311         85.5%          99,037        85.9%
                                                ----------  ---------    -----------  ------------    ------------   ----------
Gross margin                                        21,648       9.5%         25,056         14.5%          16,205        14.1%
Selling, general and administrative expenses        24,650      10.9%         15,015          8.7%          12,627        11.0%
Amortization expense                                 2,334       1.0%            988          0.6%             208         0.2%
                                                ----------  ---------    -----------  ------------    ------------   ----------
Operating profit (loss)                             (5,336)     (2.4%)         9,053          5.2%           3,370         2.9%
Interest expense, net                                  994       0.4%            719          0.4%             637         0.5%
Other (income) expense, net                            171       0.1%            (23)         0.0%               8         0.0%
                                                ----------  ---------    -----------  ------------    ------------   ----------
Income (loss) before income taxes                   (6,501)     (2.9%)         8,357          4.8%           2,725         2.4%
Provision for income taxes                             794        .3%          3,500          2.0%           1,156         1.0%
                                                ----------  ---------    -----------  ------------    ------------   ----------
Net income (loss)                                 $ (7,295)     (3.2%)       $ 4,857          2.8%        $  1,569         1.4%
                                                ==========  =========    ===========  ============    ============   ==========


YEAR ENDED MARCH 31, 1999 COMPARED WITH YEAR ENDED MARCH 31, 1998
-----------------------------------------------------------------

         NET OPERATING REVENUES. Net operating revenues in fiscal 1999 increased by $54.5 million, or 31.6%, as compared with fiscal 1998. The increase is mostly attributable to revenues from the six acquisitions completed during the year, and the inclusion of a full year of revenues from the eleven acquisitions completed in fiscal 1998. This rate of growth is not expected to continue into fiscal 2000 as the Company completed only two acquisitions during fiscal 2000 and has determined not to pursue further acquisitions at the present time. See "ITEM 1-BUSINESS-Growth". Internal growth accounted for only a nominal portion of the revenue increases in fiscal 1999. Revenues from Aviation Services increased $23.6 million or 16.0%, Commercial Staffing Services increased $30.2 million or 145.8%, and Security Products increased $0.7 million, or 19.5%. These growth rates did not continue into fiscal 2000. The fourth quarter of fiscal 1999 showed a 9.1% decrease in net operating revenue from the prior quarter.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs.

         Fiscal 1999 cost of revenues increased $57.9 million, or 39.3%, over fiscal 1998. Most of this increase (approximately $56.0 million) was due to expenses associated with fiscal 1999 acquisitions and inclusion of a full year of expenses for fiscal 1998 acquisitions. Marginally, cost of revenues were 90.5% and 85.5% of net operating revenues for fiscal 1999 and 1998, respectively. This deterioration of margin was largely due to: increased workers compensation expense, increased aircraft damages and fines; and a greater proportionate increase in wages and overtime. The approximate impact on fiscal 1999 cost of revenues for each of these items was as follows: Workers' compen-sation - $1.5 million; aircraft damages and fines - $.8 million; and wages and overtime - $5.7 million.

         The current strength of the United States economy, which has driven unemployment to low levels, has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. These factors continue to exert downward pressure on the Company's margins. Management is currently implementing operational strategies that it believes will improve margins, however, there can be no assurance that these strategies will be successful.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include support services for field personnel, bad debt expense, charges for cessation of certain operations and professional services (legal, audit and consulting). These expenses increased $9.7 million, or 64.2%, to $24.7 million in fiscal 1999 from $15.0 million in fiscal 1998. Selling, general and administrative expenses were 10.9% and 8.7% of net operating revenues for fiscal 1999 and 1998, respectively.

         During fiscal 1999, management decided to cease operations in the Czech Republic and Italy. The Company also adjusted the carrying value of its investment in the United Kingdom and Germany to net realizable value due to the filing for insolvency by its joint venture partner in the United Kingdom (which was also its largest customer in Germany). Charges of $1.8 million for the unrealized loss on the carrying value of these assets identified for disposition are included in fiscal 1999 results.

         Bad in debt expense increased (approximately $1.2 million in fiscal 1999 compared to $.3 million fiscal 1998) primarily due to increased revenue and information that came to the Company's attention regarding the realizability of certain accounts receivable balances. Professional and consulting expenses increased $1.7 million due to settlement of certain outstanding litigation and related legal fees and additional costs incurred for accounting and consulting due to the material weakness identified by the Company's independent public accountants.

         The balance of the increase in Selling, General and Administrative expenses primarily relates to increased expenditures to expand the corporate infrastructure to support the numerous acquisitions completed in fiscal 1999 and 1998. This was the primary factor for the increase in selling, general and administrative payroll, taxes and benefits which increased $3.5 million in fiscal 1999 as compared to 1998.

         AMORTIZATION EXPENSE. Amortization expense was $2.3 million in fiscal 1999 compared to $1.0 million in fiscal 1998, an increase of $1.3 million, or 130%. The increase was the result of the additional charges to amortization for the fiscal 1999 acquisitions and a full year's charge for fiscal 1998 acquisitions.

         INTEREST EXPENSE. Interest expense increased by $.3 million to $1.0 million for fiscal 1999 from fiscal 1998, principally as a result of the increase in the Company's level of outstanding debt obligations to an average of $ 10.4 million from $6.1 million for fiscal 1999 and 1998, respectively, partially offset by the decrease in the Company's effective borrowing rate to
7.9 % for fiscal 1999 from 13.2% for fiscal 1998.

         INCOME TAXES. Income tax expense decreased to $.8 million for fiscal 1999 from $3.5 million for fiscal 1998. Despite recording a pre-tax book loss for fiscal 1999, a net tax expense of $.8 million was incurred. This expense is the tax benefit for the year's loss net of a provision to provide a deferred tax valuation allowance to reserve for net deferred tax assets where there is uncertainty of their future realization.

YEAR ENDED MARCH 31, 1998 COMPARED WITH YEAR ENDED MARCH 31, 1997  (RESTATED)
-----------------------------------------------------------------

         NET OPERATING REVENUES. Net operating revenues in fiscal 1998 increased by $57.1 million, or 49.6%, as compared to fiscal 1997. This increase is attributable to an increase in revenues from the eleven acquisitions that were completed during the year, the inclusion of a full year of revenues from the six acquisitions completed in fiscal 1997 and internal growth. The eleven acquisitions completed in fiscal 1998 contributed $46.3 million to the total increase in net operating revenues for the year, with $42.3 million in aviation services and $4.0 million in commercial staffing services. The inclusion of a full year of operating results from the six acquisitions completed in fiscal 1997 contributed $6.8 million to net operating revenues. Internal growth contributed the remainder of the increase in net operating revenues in fiscal 1998 compared with fiscal 1997.

         COST OF REVENUES. Fiscal 1998 cost of revenues increased $48.3 million or 48.7% over fiscal 1997, primarily due to acquisitions. The decrease in cost of revenues as a percent of sales is attributable to the shift in the Company's sales mix to higher margin services such as ground handling, passenger services and commercial staffing services and away from lower margin preboard screening services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in fiscal 1998 were $15.0 million compared with $12.6 million in the prior year, an increase of $2.4 million, or 18.9%. The increase primarily reflects expenses associated with the operations of acquired businesses. Measured as a percentage of net operating revenues, these expenses were 8.7% in fiscal 1998 and 11.0% in fiscal 1997. This decrease is attributable to improved overhead absorption resulting from the growth of revenues over the prior year.

         AMORTIZATION EXPENSE. Amortization expense was $1.0 million in fiscal 1998 compared to $.2 million in the fiscal 1997. The increase was the result of the partial year (pro-rata) charges to amortization for the fiscal 1998 acquisitions in addition to a full year's charge for fiscal 1997 acquisitions.

         INTEREST EXPENSE. Interest expense increased in fiscal 1998 to $0.7 million from $0.6 million in fiscal 1997 because of an increase in average borrowings, primarily incurred to fund acquisitions.

         INCOME TAXES. The Company's consolidated effective income tax rate in fiscal 1998 was 41.9% as compared to 42.4% in fiscal 1997. The decrease in the Company's effective tax rate in fiscal 1998 was due to reduced overall tax rates on foreign earnings taxed at rates different than the U. S. statutory tax rate. In addition, the amount of non-tax deductible expenses decreased causing a reduction in the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. During fiscal 1999, the Company's cash requirements were heightened by its increased payroll and by its acquisition program and the need to support the activities resulting from those acquisitions. Operating activities generated net cash of approximately $1.8 million. Financing activities generated net cash of $7.2 million during fiscal 1999.

         During fiscal 1999, principal uses of funds, in addition to working capital requirements, included expenditures associated with the Company's acquisition program. These included $9.5 million in acquisitions of service contracts, related goodwill and noncompete agreements and $0.2 million for related property and equipment. The Company financed its acquisitions with cash from the proceeds of the Initial Public Offering completed in September 1997, borrowings under its credit facility and internally generated cash. In addition, the Company spent $2.4 million on purchases of property and equipment in fiscal 1999, and received $0.4 million from the sale of equipment utilized in operations.

         During fiscal 1999, the Company had a revolving credit facility providing maximum borrowing availability of $30 million, subject to certain borrowing base limitations. That facility was secured by substantially all of the Company's assets. The interest rate on that credit facility was based on either LIBOR or the bank's base lending rate, plus a margin depending on the Company's ratio of its debt to tangible net worth. Borrowings under that credit facility bore interest at a rate between LIBOR plus 1.5 percent and prime rate plus 3.0 percent. The credit facility contained customary restrictions and covenants, which limited the Company's ability to incur additional indebtedness and pay dividends, required the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, minimum net worth levels, and to satisfy certain other financial covenants.

         As a result of the net loss incurred in fiscal 1999, the Company was not in compliance with several covenants under its credit facility. Those covenants included maintenance of a specified minimum shareholders' equity, debt service coverage ratio, and a specified minimum earnings before interest, taxes, depreciation and amortization level. The lender granted the Company waivers for all non-compliant loan covenants as at March 31, 1999, in addition to granting waivers for the non-compliance with loan covenants during the first and second quarters of fiscal 2000. Since the Company expected to be in violation of these loan covenants through the remainder of fiscal 2000, the bank extended the waivers until April 1, 2000. On August 27, 1999, the lender agreed to modify the credit facility. The modifications included a six-month extension to the maturity date of the facility to April 1, 2000, a $5,000,000 reduction in the maximum available borrowings under the credit facility to $25,000,000, and a $3,000,000 reduction in the annual capital asset acquisition allowance to $1,000,000. As of April 7, 2000 the outstanding obligation under this facility was $22.9 million. In April 2000,

Management secured, from its lenders, certain amendments to its existing credit facility. Among them are an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to Prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio, and standard financial reporting requirements. As of April 1, 2000 the Company was in compliance with all covenants.

         In consideration for the amendment and extension of the credit facility the Company granted the banks warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Board determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase all the warrants at $1.00 per warrant and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001.

         The Company made capital expenditures in fiscal 2000 (exclusive of the $6.5 million cash outlay for the two acquisitions completed during the first quarter of fiscal 2000) of approximately $1.0 million, primarily related to leasehold improvements, computer software and systems and equipment used in operations.

         The Company anticipates negative cash flow from operations for the first half of fiscal 2001 but believes that the Company will generate positive cash flow from operations in the second half of fiscal 2001 when the benefits of improved margins and expense reductions are expected to be realized. Although there can be no assurance, the Company believes that amounts available under its credit facility will be sufficient to meet its cash requirements until operations begin to generate positive cash flow. The entire credit facility will become due and payable on April 1, 2001. The Company will seek to refinance its outstanding borrowings under the credit facility on or prior to December 31, 2000, but there can be no assurance as to the Company's ability to obtain a replacement credit facility or otherwise refinance its debt.

         As previously discussed, the Company's lack of external financing sources will limit its ability to grow by acquisitions and rely on net cash generated by operations to pay expenses and existing liabilities. Such limitations may have an adverse impact on the Company's liquidity and results of operations.

YEAR 2000 BUSINESS MATTERS
--------------------------

         STATE OF READINESS

         The information set forth under this caption is hereby designated to be a "Year 2000 Readiness Disclosure" under The Year 2000 Information Readiness Disclosure Act (The "Year 2000 Act"), Public Law 105-271, and the statements below and the Company, as the maker thereof, shall be entitled to the protections provided by The Year 2000 Act.

         At the end of the twentieth century, there was worldwide concern regarding the use by many existing computer programs of only the last two digits rather than four to identify the year in a date field. If not corrected, many computer applications would fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century, potentially resulting in system failure or miscalculations, disruption of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affected virtually all companies and organizations.

         The Company completed its assessment of its most significant systems and updated them to be Year 2000 compliant.

         HISTORICAL AND REMAINING COSTS TO BECOME YEAR 2000 COMPLIANT

         As of March 31, 1999, the Company had expended approximately $1.2 million on its Year 2000 compliance efforts. The Company spent an additional $0.1 million after March 31, 1999 to complete its Year 2000 preparations. All costs were expensed as incurred.

         CONTINGENCY PLAN

         The Company's significant operations are based on manual labor such as airline baggage handling and security services and rely heavily on third parties like airlines, air traffic control systems and airport authorities. As of April 2000, the Company has not encountered any Year 2000 failure problems and is unable to determine if there will be any failure problems in the future. The Company has not adopted a formal contingency plan and is unable to determine if any failure will occur, whether it will have a material impact on the Company's results of operations, liquidity and financial condition.

EURO CONVERSION
---------------

         On January 1, 1999, 11 of the 15 countries that are members of the European Union introduced a new currency unit called the "Euro," which will ultimately replace the national currencies of these 11 countries. The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, 2002 and June 30, 2002, and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts or wire transfers denominated in Euro or the participating country's national currency.

         Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule, which states that no one is obligated to use the Euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, as of January 1, 1999, the Company is now also able to (i) receive Euro-denominated payments, (ii) invoice in Euro as requested by vendors and suppliers and (iii) perform appropriate conversion and rounding calculations. Full conversion of all affected country operations to the Euro is expected to be completed by the time national currencies are removed from circulation. The cost of software and business process conversion required to achieve such abilities is not expected to be material.

         The Company does not anticipate that the introduction and use of the Euro will materially affect the Company's foreign exchange, or will have a material adverse effect on operating results or cash flows due to the immateriality of European operations to the Company's financial statements. However, the ultimate effect of the Euro on competition due to foreign currency risk cannot yet be determined and may have an adverse effect, on the Company's operations, financial position or cash flows. Conversely, introduction of the Euro may also have positive effects, such as lower foreign currency risk.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137). SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities in either operations or comprehensive income (loss). The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore it is expected that the adoption of the requirements of SFAS No. 133 will not have a material effect on its financial statements.

         During fiscal 1998, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 revises the manner in which an entity determines the operating segments it must report and requires the disclosure of additional segment information. The Company adopted the provisions of SFAS No. 131 for the fiscal year ended March 31, 1999. As the adoption of this pronouncement only modified disclosures, there was no effect on the Company's consolidated financial position, results of operations or cash flows.

         In fiscal 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain costs incurred in the development of software used by a company for its own internal operations. The Company adopted the provisions of SOP 98-1 for the fiscal year ended March 31, 1999. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS
--------------------------

         In addition to discussing and analyzing the Company's recent historical financial results and condition, the preceding management's discussion and analysis of financial condition and results of operations includes statements regarding certain trends or of other forward-looking information concerning the Company's anticipated revenues, costs, financial resources or otherwise affecting or relating to the Company which are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The forward-looking statements made herein and elsewhere in this Form 10-K are inherently subject to risks and uncertainties, which could cause the Company's actual results or other future events pertaining to the Company to differ materially from the forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of business, the Company is subject to foreign currency and interest rate risks. The risks primarily relate to the sale of the Company's services to foreign customers through its foreign subsidiaries and changes in interest rates on the Company's short-term financing.

FOREIGN CURRENCY RISK
---------------------

         A portion of the Company's revenues (3.5% of total revenues for the year ended March 31, 1999) are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks which the Company believes are not material. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income
(loss).

         Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which subsidiaries are located. Although the Company did not have any forward foreign currency exchange contracts in place at March 31, 1999, it does monitor its foreign currency exposure and does not anticipate any material impact on financial statements in the near future.

INTEREST RATE RISK
------------------

         The Company maintains a revolving line of credit which subjects the Company to the risk associated with movements in market interest rates. This line of credit had a balance at March 31, 1999 of $10.9 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowings are made on this line of credit on a daily basis with a variable market interest rate, the March 31, 1999 balance of this debt is considered to be at fair value. Based upon the Company's April 7, 2000 outstanding balance on the variable rate credit facility, a hypothetical increase of 100 basis points in the prime rate of interest would adversely effect future earnings and cash flows by approximately $229,000 on an annual basis. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by Item 9, which relates to the change in the Company's accounting firm, is incorporated herein by reference to the information set forth under the Company's Form 8-K Securities and Exchange Commission filing dated March 1, 1999.


                                    PART III
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A portion of the information required by this Item 10 is incorporated by reference to the information under the heading "Executive Officers", in Part I of this Annual Report on Form 10-K.


DIRECTORS OF THE REGISTRANT
---------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Director        Term to
Name of Director          Age   Principal Occupation and Other Information                               Since         Expire
--------------------------------------------------------------------------------------------------------------------------------
John P. O'Brien          58     Co-Chairman of the Board of International Total Services, Inc.     August 1999        Next
                                since October 1999.  Currently, Mr. O'Brien is Managing Director                      Annual
                                of Inglewood Associates, a firm specializing in consulting and                        Meeting
                                investing in financial turnarounds, since 1990; Chairman of the
                                Board of Allied Construction Products, Inc., a majority owned subsidiary of PUBCO, Inc., since 1993; and is a Director of
                                American Italian Pasta Company (NYSE:PLB) since 1997.  From 1995 to 1999 Mr. O'Brien was Chairman of the Board and Chief
                                Executive Officer of Jeffrey Mining Products LP, a distributor of underground mining products.  Prior to 1990, Mr. O'Brien was with the public accounting firm of PriceWaterhouse, LLP, most recently as the firm's Southeast Regional Managing Partner.
--------------------------------------------------------------------------------------------------------------------------------
H. Jeffrey Schwartz      45     Co-Chairman of the Board of International Total Services, Inc.     April 1999         Next
                                since October 1999.  Mr. Schwartz is an attorney engaged as a                         Annual
                                partner with the law firm of Benesch, Friedlander, Coplan &                           Meeting
                                Aronoff, LLP.  Mr. Schwartz has been with this firm since 1983 and currently heads his firm's Business Reorganization
                                Department and serves on its Executive Committee. Mr. Schwartz is also a Director of Driveoff.com, Inc a full service
                                internet automobile purchasing solution, and a subsidiary of
                                Navidec Inc. (NASDQ:NVDC)
--------------------------------------------------------------------------------------------------------------------------------
J. Jeffrey Eakin         53     Currently Mr. Eakin is Senior Vice President and a founder of      September 1998     Next
                                Preferred Capital Inc., a general equipment finance company,                          Annual
                                since 1997.  From 1994 to 1997 Mr. Eakin was a founder of and                         Meeting
                                served as Vice President and Division Credit Officer for DVI
                                Capital Company, a wholly owned wholesale finance company
                                subsidiary of DVI, Inc.  (NYSE:DVI)  From 1992 to 1994 Mr. Eakin
                                was Director of Credit and Funding for Picker Financial Group, a
                                joint venture lease financing company between Picker
                                International and LDI Corporation.
--------------------------------------------------------------------------------------------------------------------------------


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and owners of more than 10% of the Company's Common Shares, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Executive officers, directors and owners of more than 10% of the Common Shares are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
--------------------------

         The following table sets forth a summary of the compensation earned for services rendered by the Company's Chief Executive Officer, three other most highly compensated executive officers who were serving as an executive officer of the registrant at March 31, 1999 and any other individual that would have been among the three most highly compensated executives but for the fact that the individual was not serving as an Executive Officer at the end of the last completed fiscal year for the fiscal years ended March 31, 1999, 1998 and 1997 ("Named Executive Officers").


                                                                                ANNUAL COMPENSATION (2)
                                                                                ----------------------
     NAME AND                                             FISCAL         SALARY                           OTHER ANNUAL
     PRINCIPAL POSITION                                  YEAR (1)          ($)            BONUS ($)      COMPENSATION ($)
Robert A. Weitzel (4)                                     1999           300,000           100,000
    Chairman and Chief                                    1998           309,288           211,025         1,897(3)
    Executive Officer                                     1997           312,250           200,244           447(3)

James O. Singer (5)                                       1999           164,744            25,000
    President and Chief                                   1998           135,000            50,000
    Operating Officer                                     1997                --                --

Scott E. Brewer                                           1999            81,154            61,933
    Senior Vice President and                             1998            55,770            77,065
    General Counsel                                       1997            50,000            38,239        43,402(8)

Steven S. Johnston (6)                                    1999           128,194                --              (9)
    President and Chief                                   1998                --                --
    Operating Officer                                     1997                --                --

Brian Kenyon (7)                                          1999            84,569            47,781              (9)
    Vice President, Finance                               1998                --                --
                                                          1997                --                --
-------------------------------------------------------------------------------------------------------------------------


(1) The Company's fiscal year ends on March 31, and its fiscal years are identified by reference to the calendar year in which they end. Amounts shown include compensation earned or awarded for each fiscal year.

(2) No named executive officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of that individual's salary plus annual bonus.

(3) Represents amounts contributed by the Company to the Company's 401(k) Plan as matching contributions relating to before-tax contributions made by that individual.

(4) Mr. Robert A. Weitzel joined the Company in September 1978, and resigned in October 1999. Mr. Weitzel was under a two-year employment contract, which would have expired on December 31, 2000. The Company and Mr. Weitzel came to an agreement on his resignation, effective October 19, 1999. See "ITEM 1 BUSINESS - Recent Developments".

(5) Mr. Singer joined the Company in April 1997 and resigned in November 1998. Mr. Singer was under a two-year employment contract, which would have expired December 24, 1999. Both parties to the contract came to an agreement on the termination, effective November 12, 1998 to pay Mr. Singer $100,000 severance, payable over a period of six months. Fiscal 1999 compensation includes $75,000 of this amount.

(6)      Mr. Johnston joined the Company in October 1998 and resigned in May
         1999.

(7) Mr. Kenyon joined the Company in April 1998 and resigned in April 1999. Mr. Kenyon was under a one-year employment contract, which would have expired April 20, 1999.

(8) Amount reflects the fair market value of Common Stock awarded on November 1, 1996, as determined by an independent appraisal.

(9) Mr. Johnston and Mr. Kenyon were granted Common Stock options of 25,000 and 50,070 shares respectively during fiscal 1999 at an exercise price of the closing market price on the day of the grant. The exercise price on Mr. Kenyon's options were re-priced to a lower price on September 18, 1998. Both Mr. Johnston's and Mr. Kenyon's options expired 90 days after their employment with the Company terminated.

OPTIONS
-------


                                         OPTION GRANTS IN FISCAL YEAR 1999
                                                 INDIVIDUAL GRANTS
                                                 -----------------

                                                                                            POTENTIAL REALIZABLE
                                            PERCENTAGE OF                                     VALUE AT ASSUMED
                                            TOTAL OPTIONS                                   ANNUAL RATES OF STOCK
                                             GRANTED TO                                     PRICE APPRECIATION FOR
                           OPTIONS          EMPLOYEES IN      EXERCISE                         OPTION TERM(4)
                         GRANTED (#)           FISCAL           PRICE        EXPIRATION       ----------------
       NAME                 (1)               YEAR(2)      ($/SHARE)(3)       DATE(3)         5%($)      10%($)
       ----               -------           -----------    ------------     -----------       -----      ------
Robert A. Weitzel            --                  --             --               --             --          --

James O. Singer              --                  --             --               --             --          --

Scott E. Brewer              --                  --             --               --             --          --

Steven S. Johnston         25,000              25.8%            4.50         10/26/08         70,750      179,295

Brian Kenyon               50,070              51.7%            5.00          4/20/08        157,440      398,993
------------------------------------------------------------------------------------------------------------------


(1)      Options vest in annual 25% increments.

(2)      Based on 96,756 options granted to all employees during fiscal year
         1999.

(3) Options were granted at the closing price for the Common Stock on the day of the grant. Mr. Johnston and Mr. Kenyon were granted Common Stock options of 25,000 and 50,070 shares respectively during fiscal 1999 at an exercise price of the closing market price on the day of the grant. The exercise price on Mr. Kenyon's options were re-priced to a lower price on September 18, 1998. Both Mr. Johnston's and Mr. Kenyon's options expired 90 days after their employment with the Company terminated.

(4) These amounts are based on hypothetical appreciation rates of 5% and 10%, as required by the SEC and are not intended to forecast the actual future appreciation of the Common Stock. No gain to optionees is possible without an actual increase in the price of the Common Stock, which would benefit all of the Company's shareholders. All calculations are based on a ten-year option period.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                        AND FISCAL YEAR-END OPTION VALUES



                                                                              NUMBER OF              VALUE OF
                                                                             UNEXERCISED            UNEXERCISED
                                                                             OPTIONS AT            IN-THE-MONEY
                                                                         FISCAL YEAR-END (1)     OPTIONS AT FISCAL
                                       SHARES              VALUE                 (#)              YEAR-END ($)(2)
                                     ACQUIRED ON         REALIZED           EXERCISABLE/           EXERCISABLE/
      NAME                          EXERCISE (#)            ($)             UNEXERCISABLE          UNEXERCISABLE
      ----                          ------------          ------            -------------          -------------
Robert A. Weitzel                        --                  --             16,667/50,003                -0-/-0-

James O. Singer                          --                  --                   -0-/-0-                -0-/-0-

Scott E. Brewer                          --                  --             12,517/37,553                -0-/-0-

Steven S. Johnston                       --                  --                -0-/25,000                -0-/-0-

Brian Kenyon                             --                  --                -0-/50,070                -0-/-0-


-------------------------------------------------------------------------------------------------------------------

(1)      Includes options with exercise price ranging from $4.50 to $11.25.

(2) Using the March 31, 1999 Common Stock closing price of $3.50, none of these options were in-the-money.

OPTION REPRICING
----------------

         In September 1998 the Board of Directors approved the repricing of Brian Kenyon's stock options. Mr. Kenyon's then existing share options were repriced so the exercise price equaled the fair market value of the Company's Common Stock as of the close of business on the day of the repricing. The exercise price at the time of repricing was changed from $20 per share to $5 per share. The Board took this action based on the fact that Mr. Kenyon joined the Company in April 1998 and was provided the share options in April 1998 as incentive to improve Company performance and shareholder value. Subsequent to April 1998, based upon financial results for the year ended March 31, 1998 the market value of the shares decreased to prices ranging between $6 and $7 per share by the end of July 1998. The price continued to decline to $5 per share in September 1998 based on the disappointing financial results for the first quarter of fiscal 1999. The Board determined that since the decline in the share price related to factors occurring prior to the time Mr. Kenyon joined the Company, maintaining his option strike at $20 per share unfairly penalized Mr. Kenyon for factors beyond his control. The Board of Directors believed that the repricing of the options provided Mr. Kenyon a fairer opportunity to benefit from his contributions to the Company. Mr. Kenyon subsequently resigned from the Company in April 1999 and his options lapsed.


J. Jeffrey Eakin, Director


                                              TEN YEAR OPTIONS/SAR REPRICINGS


                                           Number of    Market Price of    Exercise Price
                                          Securities     Stock at Time       at Time of         New        Length of Original
                                          Underlying    of Repricing or     Repricing or      Exercise        Option Term
                                         Options/SAas      Amendment         Amendment         Price       Remaining at Date
                                          Repriced or                                                       of Repricing or
            Name                Date        Amended            $                 $               $             Amendment
----------------------------- ---------- -------------- ----------------- ----------------- ------------- ---------------------
Brian Kenyon                  9/18/98       50,070           $5.00             $20.00          $5.00           9.58 years

  Vice President, Finance

         DIRECTOR'S COMPENSATION. Each director who is not an employee of the Company is compensated at the rate of $12,000 per year and also receives $1,000 for attendance at each meeting of the Board of Directors and for each meeting of any committee. Upon joining the Board in September 1998, Mr. Eakin received an option to purchase 5,000 shares of Common Stock at the exercise price of $5.00 per share. In addition, the Directors participate in the Non-Employee Director Compensation Plan which provided a one-time grant of 50,000 phantom shares of the Company's common stock to each Director, 20% of which vested at grant and the remainder of which vests in 10% increments upon the attainment of certain target shares prices. Vesting is accelerated as a result of a change in control of the Company and the plan provides that non-employee directors may have a portion of their fees that would otherwise be paid to them deferred into phantom shares.

         EMPLOYMENT AGREEMENTS. The Company entered into an employment agreement (the "Thompson Agreement') effective October 28, 1999 with Mark D. Thompson pursuant to which Mr. Thompson serves as the Company's President and Interim Chief Executive Officer. Under the terms of the Thompson Agreement, Mr. Thompson is employed indefinitely on a month-to-month basis, subject to termination by the Board of Directors with at least ninety (90) days advance notice. Mr. Thompson receives a base salary of $300,000 per year. Mr. Thompson was granted 75,000 fully vested shares of Common Stock on January 13, 2000, the date Mr. Thompson's agreement was approved by the Board. In addition, Mr. Thompson was granted a restricted stock award of 100,000 shares of Common Stock which vest over a four year period or upon the achievement of specified average share prices over 10-day trading periods, and which vesting is subject to acceleration upon the occurrence of a change in control or termination of Mr. Thompson's employment other than for "cause" (as defined in the Thompson Agreement).

         The Company entered into an employment agreement with Scott E. Brewer effective September 1997 for an initial term to December 31, 1999, which was automatically extended through December 31, 2000. Mr. Brewer's base annual salary was $110,000 as of September 1, 1999. Mr. Brewer is also entitled to a bonus keyed to the Company's profits, if any.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The members of the Compensation Committee during fiscal 1999 were J. Jeffrey Eakin, Ivan J. Winfield and Lee Howley. No member of the Compensation Committee has served as an executive officer or employee of the Company or served during fiscal 1999 as an executive officer of another entity of which any executive officer of the Company was a director or member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to each person or group known to the Company to be beneficial owners, as of April 7, 2000 of more than 5% of the Common Stock and by all directors of the Company, the Chief Executive Officer of the Company and the Named Executive Officers and by all officers and directors of the Company as a group:


                                                                                             NUMBER OF
                                                                                              SHARES            PERCENT
                                                                                           BENEFICIALLY        OF CLASS
NAME AND BENEFICIAL OWNER                                                                    OWNED (3)        OUTSTANDING
-------------------------                                                                    ---------        -----------

Robert A. Weitzel (1)...................................................................  3,324,979             48.6%
Wanger Asset Management, L.P. (4).......................................................    500,000              7.3%
Brantley Partners IV, LP (5)............................................................    417,000              6.1%
John P. O'Brien ........................................................................       0(2)              *
H. Jeffrey Schwartz ....................................................................       0(2)              *
J. Jeffrey Eakin .......................................................................   7,000(2)              *
Mark D. Thompson (6)....................................................................    175,000              2.6%
Terri M. Jones..........................................................................     26,000              *
Ronald P. Koegler.......................................................................     25,000              *
Michael F. Sosh.........................................................................     25,000              *
Charles P. Licata.......................................................................     25,000              *
Thomas M. Vaiden........................................................................          0              *
Scott E. Brewer.........................................................................     41,151              *
Neal B. Davis...........................................................................          0              *
Stephen P. Metzler......................................................................      8,545              *
Peter J. Collins........................................................................      5,008              *
Steven S. Johnston (7)..................................................................          0              *
Brian Kenyon (8)........................................................................          0              *
James O. Singer (9).....................................................................        300              *

All directors, the Voting Trust, and executive officers as a group (14 people as a group) 3,662,685             52.5%

*        Less than one percent (1%).

(1) Mr. Robert A. Weitzel resigned from the Company in October 1999. On November 5, 1999, Mr. Weitzel entered into a Voting Trust Agreement among the Company, Mr. Weitzel, H. Jeffrey Schwartz, J. Jeffrey Eakin, and John P. O'Brien, as Voting Trustees. Pursuant to the Voting Trust Agreement, Mr. Weitzel and the Weitzel Family Limited Partnership transferred record ownership, and thereby voting control, of 3,324,979 shares of Common Stock to the Voting Trust. Pursuant to the Voting Trust, the Trustees, constituting the entire Board of Directors of the Company, exercise voting power with respect to Mr. Weitzel's shares while Mr. Weitzel exercises dispositive and investment control, subject to the stock retention agreement. See "ITEM 1 BUSINESS - Recent Developments". In addition, Mr. Weitzel is contractually obligated to transfer the voting rights of any stock options he may exercise to this Voting Trust. At April 7, 2000, all of Mr. Weitzel stock options had lapsed.

(2) The Trustees reported beneficial ownership of 3,324,979 Common Shares pursuant to a Voting Trust Agreement between the Company, Trustees and Mr. Weitzel. Pursuant to the Voting Trust Agreement, Mr. Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of Common Stock to the Voting Trust. The Trustees reported shared voting power with respect to all of Mr. Weitzel's Shares. See "ITEM 1 BUSINESS - Recent Developments".

(3) Includes Common Stock which may be acquired within 60 days pursuant to the Company's September 1997 Long-Term Incentive Plan as follows:

                    Mr. J. Jeffrey Eakin                            5,000
                    Terri M. Jones                                 25,000
                    Ronald P. Koegler                              25,000
                    Michael F. Sosh                                25,000
                    Charles P. Licata                              25,000
                    Mr. Scott E. Brewer                            25,035
                    Mr. Stephen P. Metzler                          8,345
                    Mr. Peter Collins                               5,008

                    All directors
                      and executive officers as a group           140,388

(4) Based solely on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2000; Wanger Asset Management, L.P. ("WAM"), Wanger Asset Management Ltd ("WAM Limited"). and Acorn Investment Trust ("Acorn") (collectively "WAM Parties"), reported the beneficial ownership of 500,000 Common Shares. The principal business address of the WAM Parties is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. The WAM Parties reported shared voting and dispositive power with respect to all such shares of Common Stock. According to the Schedule 13G, Acorn is the only person known to be entitled to receive all dividends from, and all proceeds from the sale of, shares of Common Stock to the extent of more than 5% of the class.

(5) Based solely on information set forth in a Schedule 13D filed with the Securities and Exchange Commission on November 15, 1999. Brantley Capital Corporation reports beneficial ownership of 104,250 Common Shares. Brantley Partners IV, L.P. reports beneficial ownership of 312,750 shares of Common Stock. Each entity disclaims beneficial ownership of all shares of Common Stock owned by the other entity. The Company is unable to determine from the Schedule 13D the exact relationship between the entities. The principal address listed for Brantley Capital Corporation and Brantley Partners IV L.P. is 20600 Chagrin Blvd., Suite 1150, Cleveland, Ohio 44122.

(6) Mr. Thompson was granted 75,000 fully vested shares of Common Stock effective January 13, 2000. In addition, Mr. Thompson was granted 100,000 shares of restricted stock which vests over a four year period. Mr. Thompson holds voting rights over the entire 175,000 shares of Common Stock.

(7)      Mr. Johnston resigned from the Company in May 1999.

(8)      Mr. Kenyon resigned from the Company in April 1999.

(9)      Mr. Singer resigned from the Company in November 1998

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  See "ITEM 1 BUSINESS - Recent Developments".

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) (1) and (2)   FINANCIAL STATEMENTS

                  See Index to Consolidated Financial Statements on page F-1.

(a) (3)           Exhibits - See Item 14(c).

(b)               REPORTS ON FORM 8-K
                  On March 1, 1999, a Current Report on Form 8-K was filed announcing the engagement of Arthur Andersen LLP as its new independent auditors and the dismissal of its prior auditors, Grant Thornton LLP.

(c)      Exhibit No.       Description
         -----------       -----------

          3.1              Amended and Restated Articles of Incorporation*
          3.2              Amended and Restated Code of Regulations*
          4.1              Specimen Common Share Certificate*
         10.3              Employment Agreement between the Company and Scott E.
                           Brewer*
         10.9              Directors' Deferred Compensation Plan*
         10.10             Long-Term Incentive Plan*
         10.11             Third Amended and Restated Consolidated Replacement
                           Credit Facility and Security Agreement, dated as of
                           March 31, 1997, between Bank One, Cleveland, NA, and
                           the Company*
         10.12             First Amendment to Third Amended and Restated
                           Consolidated Replacement Credit Facility and Security
                           Agreement, dated as of October 10, 1997, between Bank
                           One, Cleveland, NA and the Company**
         10.13             Amended and Restated Replacement Promissory Note
                           executed by the Company in favor of Bank One, NA,
                           successor by merger to Bank One, Cleveland, NA**
         10.14             Second Amendment to Third Amended and Restated
                           Consolidated Replacement Credit Facility and Security
                           Agreement, dated as of December 16, 1998, between
                           Bank One, Cleveland, NA and the Company
         10.15             Employment Agreement between the Company and Mark D.
                           Thompson
         10.16             Non-Employee Director Compensation Plan
         21.1              Subsidiaries of International Total Services, Inc.
         27                Financial Data Schedule.

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.
** Incorporated by reference from the Company's Form 10-K for fiscal 1998 filed on July 14, 1998.

(d)               FINANCIAL STATEMENT SCHEDULES

                  See Index to Consolidated Financial Statements and Schedule on Page F-1

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRIL 28, 2000                        INTERNATIONAL TOTAL SERVICES, INC.
--------------

                                      By:   /s/ Mark D. Thompson
                                           -------------------------------------
                                           Mark D. Thompson
                                           President and Interim Chief
                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 28, 2000                             /s/ Mark D. Thompson
--------------                             -------------------------------------
                                           Mark D. Thompson
                                           President and Interim Chief Executive
                                           Officer (Principal Executive Officer)

April 28, 2000                             /s/ Ronald P. Koegler
--------------                             -------------------------------------
                                           Ronald P. Koegler
                                           Executive Vice President and
                                           Controller (Principal Accounting O
                                           Officer)


April 28, 2000                             /s/ Michael F. Sosh
--------------                             -------------------------------------
                                           Michael F. Sosh
                                           Executive Vice President and
                                           Treasurer (Principal Financial
                                           Officer)


April 28, 2000                             /s/ John P. O'Brien
--------------                             -------------------------------------
                                           John P. O'Brien
                                           Director, Co-Chairman of the Board
                                           of Directors

April 28, 2000                             /s/ H. Jeffrey Schwartz
--------------                             -------------------------------------
                                           H. Jeffrey Schwartz
                                           Director, Co-Chairman of the Board
                                           of Directors

April 28, 2000                             /s/ J. Jeffrey Eakin
--------------                             -------------------------------------
                                           J. Jeffrey Eakin
                                           Director

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                  PAGE
                                                                                                                  ----
The following consolidated financial statements of International Total Services,
Inc. and Subsidiaries are included in Item 8:

    Report of Independent Public Accountants - For the Year Ended March 31, 1999................................    F-2
    Report of Independent Public Accountants - For the Years Ended March 31, 1998 and 1997......................    F-3
    Consolidated Balance Sheets as of March 31, 1999 and 1998...................................................    F-4
    Consolidated Statements of Operations and Comprehensive Income (Loss)
         for the years ended March 31, 1999, 1998 and 1997......................................................    F-6
    Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997...........    F-7
    Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997.....................    F-8
    Notes to Consolidated Financial Statements as of March 31, 1999, 1998 and 1997..............................    F-9

    The following consolidated financial statement schedule of International
    Total Services, Inc. and Subsidiaries is included in Item 14(d):

    Schedule II - Valuation and Qualifying Accounts for the years ended
    March 31, 1999, 1998 and 1997...............................................................................    F-25

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        FOR THE YEAR ENDED MARCH 31, 1999
                        ---------------------------------

To the Shareholders and Board of Directors of INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of International Total Services, Inc. and Subsidiaries, (an Ohio corporation), as of March 31, 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Total Services, Inc. and Subsidiaries as of March 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred a loss from operations in fiscal 1999 and fiscal 2000 (based on unaudited information) and has negative tangible net worth. In addition, the Company generated negative cash flow from operations in fiscal 2000 (based on unaudited information). These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                      /s/ ARTHUR ANDERSEN LLP


Cleveland, Ohio,
April 14, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
INTERNATIONAL TOTAL SERVICES, INC.

We have audited the accompanying consolidated balance sheet of International Total Services, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Total Services, Inc. and subsidiaries as of March 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 1998 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein for the years ended March 31, 1998 and 1997 in relation to the basic consolidated financial statements taken as a whole.


                                      /S/ GRANT THORNTON LLP


Cleveland, Ohio
May 15, 1998, except for Note C as to
   which the date is April 14, 2000

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    MARCH 31
                             (AMOUNTS IN THOUSANDS)

                                                                                               1999             1998
                                                                                               ----             ----
                                                                                                             (RESTATED)
                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents.........................................................      $       672     $     3,542
   Accounts receivable--net of allowance for doubtful
      accounts of  $513 and $100, respectively.......................................           23,811          20,768
   Deferred taxes....................................................................            3,033           2,007
   Uniforms, net.....................................................................            2,691           2,686
   Other current assets..............................................................            1,422           1,684
                                                                                           -----------     -----------
         Total current assets........................................................           31,629          30,687

PROPERTY AND EQUIPMENT
   Security equipment................................................................            4,729           3,682
   Service equipment.................................................................            2,636           2,362
   Computer equipment................................................................            2,882           2,049
   Furniture and fixtures............................................................            1,136             994
   Autos ............................................................................              974           1,607
   Leasehold improvements............................................................               63              56
                                                                                           -----------     -----------
                                                                                                12,420          10,750
   Less accumulated depreciation and amortization....................................            5,773           5,255
                                                                                           -----------     -----------
         Property and equipment, net.................................................            6,647           5,495

INTANGIBLES, less accumulated amortization of
   $3,932 and $1,636, respectively...................................................           32,254          25,295

SECURITY DEPOSITS AND OTHER..........................................................              104             154
                                                                                           -----------     -----------

         TOTAL ASSETS................................................................      $    70,634     $    61,631
                                                                                           ===========     ===========

              The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                    MARCH 31
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               1999             1998
                                                                                               ----             ----
                                                                                                             (RESTATED)
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable.........................................................     $       1,871       $     1,226
   Accrued payroll and employee benefits..........................................            17,832            12,530
   Other accrued expenses.........................................................             8,554             5,342
   Income taxes payable...........................................................                54                98
                                                                                       -------------       -----------
         Total current liabilities................................................            28,311            19,196

DEFERRED TAXES....................................................................               623               434

LONG-TERM DEBT OBLIGATIONS........................................................            10,859             3,682

SHAREHOLDERS' EQUITY
   Common shares, without par value, stated at $.01 per share -authorized 20,000 shares, 6,662 shares
      issued and outstanding at March 31, 1999 and 1998...........................                67                67
   Additional paid-in capital.....................................................            31,211            31,211
   Accumulated other comprehensive loss:
       Foreign currency translation adjustment....................................              (387)             (204)
   Retained earnings (deficit)....................................................               (50)            7,245
                                                                                       --------------      -----------
         Total shareholders' equity...............................................            30,841            38,319
                                                                                       -------------       -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................     $      70,634       $    61,631
                                                                                       =============       ===========

              The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                          FOR THE YEARS ENDED MARCH 31
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              1999             1998              1997
                                                                              ----             ----              ----
                                                                                            (RESTATED)        (RESTATED)

Net operating revenues.......................................         $      226,872     $    172,367     $     115,242
Cost of revenues.............................................                205,224          147,311            99,037
                                                                      --------------     ------------     -------------
      GROSS MARGIN...........................................                 21,648           25,056            16,205

Selling, general and administrative expenses.................                 24,650           15,015            12,627
Amortization expense.........................................                  2,334              988               208
                                                                      --------------     ------------     -------------
      OPERATING PROFIT (LOSS)................................                 (5,336)           9,053            3,370

Interest expense, net........................................                    994              719               637
Other (income) expense, net..................................                    171             (23)                 8
                                                                      --------------     ------------     -------------
                                                                               1,165              696               645
                                                                      --------------     ------------     -------------
      INCOME (LOSS) BEFORE INCOME TAXES......................                 (6,501)           8,357             2,725

Provision for income taxes...................................                    794            3,500             1,156
                                                                      --------------     ------------     -------------
      NET INCOME (LOSS)......................................                 (7,295)           4,857             1,569
                                                                      ==============     ============     =============

Other comprehensive income (loss)
       Foreign currency translation adjustment...............                   (183)            (105)              (21)
                                                                      --------------     ------------     -------------
        COMPREHENSIVE INCOME (LOSS)..........................         $       (7,478)    $      4,752     $       1,548
                                                                      ==============     ============     =============

Net income (loss) per share:
   Basic.....................................................         $        (1.10)    $       0.93     $        0.31
                                                                      ==============     ============     =============
   Diluted...................................................         $        (1.10)    $       0.92     $        0.31
                                                                      ==============     ============     =============

Weighted average number of shares outstanding:
   Basic.....................................................                  6,662            5,215             5,089
                                                                      ==============     ============     =============
   Diluted...................................................                  6,662            5,265             5,089
                                                                      ==============     ============     =============

              The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                                          ACCUMULATED
                                                               ADDITIONAL    OTHER     RETAINED                   TOTAL
                                       PREFERRED    COMMON       PAID-IN COMPREHENSIVE EARNINGS   TREASURY    SHAREHOLDERS'
                                        SHARES      SHARES       CAPITAL     LOSS      (DEFICIT)    STOCK        EQUITY
                                        ------      ------       -------     ----      ---------    -----        ------
BALANCE AT APRIL 1, 1996,
 AS PREVIOUSLY REPORTED.........       $    220    $    64   $     362    $    (78)   $  3,998    $    (588)  $    3,978
Prior period adjustments........             --         --          --          --         (269)         --          (269)
                                       ---------   --------   ---------    --------    --------    ---------   ----------
BALANCE AT APRIL 1, 1996,
 AS RESTATED....................             220         64         362         (78)      3,729         (588)       3,709
                                       ---------   --------   ---------    --------    --------    ---------   ----------
Purchase of common shares
  for treasury..................              --         --          --          --          --       (1,226)      (1,226)
Issuance of common shares
  from treasury.................              --         --         171          --          --           31          202
Foreign currency translation adjustment       --         --          --         (21)         --           --          (21)
Dividends declared--Class E
  preferred stock...............              --         --          --          --         (52)          --          (52)
Redeem Class E Preferred Stock..            (200)        --          --          --          --           --         (200)
Acquisition and merger of
  affiliate.....................              --         --          35          --      (1,219)           2       (1,182)
Retirement of treasury stock....             (20)       (27)        (95)         --      (1,639)       1,781           --
Net income, as restated.........              --         --          --          --       1,569           --        1,569
                                       ---------   --------   ---------    --------    --------    ---------   ----------
BALANCE AT MARCH 31, 1997,
 AS RESTATED....................              --         37         473         (99)      2,388           --        2,799

Purchase of common shares.......              --         --        (165)         --          --           --         (165)
Contribution of common shares
  by shareholder................              --         --         805          --          --           --          805
Initial Public Offering--
  issuance of common shares.....              --         30      29,963          --          --           --       29,993
Foreign currency translation adjustment                  --          --        (105)         --           --         (105)
Other...........................              --         --         135          --          --           --          135
Net income, as restated.........              --         --          --          --       4,857           --        4,857
                                       ---------   --------   ---------    --------    --------    ---------   ----------
BALANCE AT MARCH 31, 1998,
 AS RESTATED....................              --         67      31,211        (204)      7,245           --       38,319

Foreign currency translation adjustment       --         --          --        (183)         --           --         (183)
Net loss........................              --         --          --          --      (7,295)          --       (7,295)
                                       ---------   --------   ---------    --------    ---------   ---------   -----------
BALANCE AT MARCH 31, 1999.......       $      --   $     67   $  31,211    $   (387)   $    (50)   $      --   $   30,841
                                       =========   ========   =========    ========    =========   =========   ===========


              The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED MARCH 31
                             (AMOUNTS IN THOUSANDS)

                                                                                1999           1998             1997
                                                                                ----           ----             ----
                                                                                            (RESTATED)       (RESTATED)
OPERATING ACTIVITIES:
   Net income  (loss) ...........................................         $    (7,295)   $      4,857     $       1,569
   Adjustments to reconcile net income (loss)  to
      net cash provided by operating activities:
      Depreciation...............................................               1,240             948               837
      Amortization...............................................               2,334             988               208
      Other......................................................                (104)            334             1,498
      Deferred income taxes......................................                (837)            (73)             (390)
      Changes in working capital:
        Accounts receivable......................................              (3,043)         (8,984)           (2,709)
        Other assets.............................................                 307             147            (1,144)
        Trade accounts payable...................................                 645             (57)             (161)
        Accrued expenses.........................................               8,513           5,594             2,084
                                                                          -----------    ------------     -------------
          Net cash provided by operating activities..............               1,760           3,754             1,792

INVESTING ACTIVITIES:
   Purchases of property and equipment...........................              (2,373)         (1,508)           (1,052)
   Proceeds received from sale of equipment......................                 446              --               160
   Purchased property and equipment of acquired businesses.......                (187)         (1,699)               --
   Payments for acquisitions of businesses, primarily
     by purchase of service contracts............................              (9,510)        (19,042)           (2,760)
   Deposit on acquisition of business............................                  --              --            (2,571)
                                                                          -----------    ------------     -------------
        Net cash used in investing activities....................             (11,624)        (22,249)           (6,223)

FINANCING ACTIVITIES:
   Net proceeds from Initial Public Offering.....................                  --          29,993                --
   Net borrowings (payments) on note payable to bank.............               7,177          (2,400)            2,850
   (Payments) borrowings on subordinated debt....................                  --          (3,000)            3,000
   Principal payments on long-term debt..........................                  --          (5,439)               --
   Purchase of Company common shares.............................                  --            (165)           (1,226)
   Other.........................................................                  --             135              153
                                                                          -----------    ------------     -------------
      Net cash provided by financing activities..................               7,177          19,124             4,777

Effect of exchange rates on cash.................................                (183)           (105)              (21)
                                                                          -----------    ------------     -------------
      Net (decrease) increase in cash and cash equivalents.......              (2,870)            524               325
Cash and cash equivalents at beginning of year...................               3,542           3,018             2,693
                                                                          -----------    ------------     -------------
Cash and cash equivalents at end of year.........................         $       672    $      3,542     $       3,018
                                                                          ===========    ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest...................................................         $       771    $        841     $         782
                                                                          ===========    ============     =============
      Income taxes...............................................         $     1,412    $      3,943     $       1,231
                                                                          ===========    ============     =============

              The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1999, 1998 AND 1997

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BUSINESS

         International Total Services, Inc. and Subsidiaries (the "Company"), an Ohio corporation, is a provider of aviation security and other aviation services, providing personnel and management support to airlines at airports primarily in the United States and Europe. The Company also provides commercial staffing services and security products to various businesses in the United States.

         FISCAL YEAR

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

         REVENUE RECOGNITION

         Revenues are recognized at the time that aviation and commercial security services are provided. Revenues generated from sales of security products are recognized when the products are delivered and installed.

         TRANSLATION OF FOREIGN CURRENCIES

         All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange, and statement of operations items are translated at the weighted average exchange rate for the fiscal year. The resulting translation adjustments are reflected in comprehensive income (loss) and displayed as a separate component of shareholders' equity.

         STATEMENTS OF CASH FLOWS

         During fiscal 1998 and 1997, the Company entered into the following noncash transactions (during fiscal 1999, there were no such noncash transactions):

                 (1) During fiscal 1998, the Company's principal shareholder, who was also, at the time, the Company's Chairman and Chief Executive Officer, contributed 73,101 common shares, valued at approximately $805,000, to a former employee to settle the Company's previously recorded liability to him.

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

         FINANCIAL INSTRUMENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Other financial instruments consisting of trade and other receivables, and long-term debt, are considered to have a fair value which approximates their carrying value at March 31, 1999 and 1998, due to the short term duration of receivables and the fact that the debt instruments have variable rate interest features and a relatively short-term duration.

         UNIFORMS

         Uniforms consist of uniforms on hand that have not been issued to employees and uniforms in service. Uniforms in service are recorded at cost and amortized over their expected useful lives of 18 months.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally five or seven years, using the straight-line method.

         INTANGIBLES

         Intangibles consist primarily of goodwill, representing the excess purchase price paid over the fair value of net assets acquired from the acquisitions of various aviation service and commercial security businesses, primarily through the assumption of security service contracts. Intangibles include the fair value of those service contracts acquired in the acquisitions.

         Goodwill is being amortized on a straight-line basis over the life of the contracts, including anticipated renewals (generally 20 years), based on the Company's historical retention rate, giving consideration to additional business obtained or obtainable as a result of entering new markets through the acquisition of existing contracts. The service contracts are being amortized on a straight-line basis over their remaining lives, up to a maximum of five years. Accumulated amortization of intangibles was $3,932,000 and $1,636,000 at March 31, 1999 and 1998, respectively. Management of the Company regularly evaluates the recoverability of its goodwill and long-lived assets under APB Opinion No. 17 "Intangible Assets" and Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of." The Company uses projected undiscounted future cash flows to determine whether the carrying amount of the asset can be recovered over its remaining life. Based on the assessments made, management believes that there has been no impairment of the Company's domestic goodwill and long-lived assets. The Company recorded a $472,000 write-down of contracts and goodwill at two of its foreign locations. See Note F for a discussion of the foreign operations.

         SELF-INSURANCE RESERVES

         The Company is self-insured up to a stop loss of $250,000 per claim for general liability and workers' compensation claims. An estimated provision for claims under the self-insurance programs is recorded and revised annually based on industry trends, historical experience and management judgment. Changes in assumptions for such matters as legal actions, medical costs and actual experience could cause estimates to change in the near term.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results could differ from those estimates, management revises estimates as better information becomes available.

         ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this Statement on April 1, 2001, and it is expected not to have a material effect on its financial statements.

         RECLASSIFICATIONS

         All 1997 share and per share amounts have been adjusted for the 12,892.62 for 1 stock split declared on June 17, 1997. Certain reclassifications have been made to the prior periods' consolidated financial statements to conform with the 1999 presentation.

NOTE B - GOING CONCERN
         -------------

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 1999 and fiscal 2000, and has negative tangible net worth. Operations have generated negative cash flow for fiscal 2000. These factors raise doubts about the Company's ability to continue as a going concern.

         The Company's strategy is to use the established business base as a platform for expanding its services and currently will not pursue any further acquisitions (other than the two (2) already consummated during the first quarter of fiscal 2000) due to the unavailability of funds. It is management's intention to seek higher overall margins by concentrating its marketing efforts on higher margin opportunities, to formulate and implement business process improvement initiatives, evaluate past acquisitions, improve customer services and reduce and/or control costs with the goal of improving operating cash flow and profits. There can be no assurance that capital will be obtained from any sources or that this plan will be successful.

         The Company's continuation as a going concern will ultimately depend on its ability to (i) achieve profitable operations which generate positive cash flows and (ii) obtain other sources of capital with new debt or equity financing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - RESTATEMENT
         -----------
         Subsequent to March 31, 1999 management determined that its previously issued fiscal 1998, 1997, 1996 and 1995 financial statements and the unaudited results for the first, second and third quarters of fiscal 1999 required restatement. See Note U. This restatement is to correct accounting that resulted from the failure of the Company to properly consider information available at the time those financial statements were prepared, including information that may not have been considered due to errors and omissions in accounting or corporate records.

         The Company's fiscal 1998 and 1997 financial statements have been restated to (i) increase Workers' Compensation expense, (ii) charge to expense in fiscal 1998 and 1997 vacation costs incurred for those years but not accrued
(iii) record various liabilities relating to corporate rent that should have been accrued in fiscal 1998 (iv) adjust the 1998 and 1997 income tax provisions for the tax effects of the adjustments described above. The total and per share effects of each of these adjustments on the previously reported results of operations for 1998 and 1997 and the restated amounts are as follows:


                                                                        Years Ended March 31,
                                                                        ---------------------
                                                              1998                               1997
                                                              ----                               ----

                                                                 Earnings Per                           Earnings Per
                                                 Net Income         Share*            Net Income           Share*
                                                 ----------         ------            ----------           ------

Amounts previously reported                         $5,245           $1.01               $1,696               $0.33
                                                    ------           -----               ------               -----
Restatement Adjustments:
Increase in Worker's Compensation                    (272)           (.05)                 (66)               (.01)
Increase in Vacation Expense                         (304)           (.06)                (142)               (.03)
Increase in miscellaneous operating expenses          (70)           (.02)
Related income tax adjustments                         258            .05                    81                 .02
                                                    ------            ---                ------              ------
Total restated adjustments                           (388)           (.08)                (127)               (.02)
                                                   -------           -----                -----               -----
Restated Amount                                     $4,857           $0.93               $1,569               $0.31
                                                    ======           =====               ======               =====

        *Calculated using the weighted average number of basic shares outstanding. The diluted per share amounts for these periods would be approximately the same as the basic per share amounts presented above.

         The accompanying financial statements also reflect adjustments to the April 1, 1996 balance of retained earnings for the effects as of that date of changes to the Company's previously reported fiscal 1996, 1995 and prior financial statements as follows:

         Retained Earnings as of April 1, 1996,
            as previously reported                              $ 3,998
                                                                 ------

         Prior period adjustments (net of tax):
            Increase in Workers Compensation expense
                  1996                                             (26)
                  1995                                              (5)
            Increase in Vacation expense
                  1996                                             (82)
                  1995                                             (60)
                  Prior                                            (96)
                                                                -------
                                                                  (269)
         Retained Earnings at April 1, 1996, as restated         $3,729
                                                                 ------

         Impact on Earnings per share:*
            Decrease to 1996 Net Income per Share               $(0.02)
                                                                =======
            Increase to 1995 Net Loss per Share                 $ 0.01
                                                                =======

*Calculated using the weighted average number of basic shares outstanding. The diluted per share amount for these periods would be the same as the basic per share amounts presented above.

NOTE D - COMPREHENSIVE INCOME (LOSS)
         --------------------------

         Effective April 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income (loss). Comprehensive income (loss) is defined as changes in shareholders' equity from non-owner sources and for the Company, includes net income (loss) and changes in the foreign currency translation adjustment. The adoption of this statement had no impact on the Company's net income (loss) or shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of this statement.

NOTE E - ACQUISITIONS OF OPERATING CONTRACTS
         -----------------------------------

         During fiscal year 1999, the Company acquired aviation services and commercial staffing contracts and related property and equipment from six companies for an aggregate purchase price of approximately $9.7 million. During the fiscal year ended March 31, 1998, the Company acquired aviation service and commercial security contracts and related property and equipment from eleven entities for an aggregate purchase price of approximately $23.3 million. The acquisitions have been accounted for under the purchase method of accounting with the purchase price allocated to the contracts based upon their estimated fair market values. The purchase price allocation for the 1999 acquisitions resulted in goodwill of approximately $7.4 million, which is being amortized to operations on a straight-line basis over 20 years. The purchase price allocation for the 1998 acquisitions resulted in goodwill of approximately $19.8 million. The operating results related to the acquired contracts have been included in the Company's results of operations from the respective dates of acquisition.

         The following unaudited pro forma results of operations give effect to the above acquisitions as if the acquisitions had occurred at April 1, 1997:


                                                                          Years Ended March 31
                                                                       --------------------------
                                                                       1999                  1998
                                                                       ----                  ----

Net operating revenues..............................              $      232,536        $   232,446
Net income (loss)...................................              $      (7,030)        $     7,088
Net income (loss) per share:
      Basic    .....................................              $       (1.06)        $      1.36
      Diluted  .....................................                      (1.06)        $      1.35

         The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of fiscal 1998, or of results which may occur in the future.

NOTE F - FOREIGN OPERATIONS
         ------------------

         In the fourth quarter of fiscal 1999, management decided to abandon all operating activities, consisting of aviation services, in Italy and the Czech Republic due to poor operating performance (total operating losses of approximately $269,000). This resulted in a charge of $190,000 in fiscal 1999 to operations to write-off all of the remaining assets, consisting primarily of accounts receivable and other net assets associated with these entities.

         The Company also decided to cease all of its operating activities, consisting of aviation services, in Germany based on unfavorable past performance and the insolvency of its largest customer. A charge of $457,000 to operations was incurred in fiscal 1999 to recognize the write-off of the related net assets, exclusive of intangibles. These assets primarily consisted of accounts receivable and other assets. For the fiscal year ending March 31, 1999, prior to the charges discussed above, the German affiliate recorded a loss from operations of approximately $353,000.

         Also as a result of the customer's insolvency mentioned above, the Company wrote off its $409,000 investment in the United Kingdom joint venture with this customer.

         In conjunction with the above, the Company recognized an impairment charge of approximately $472,000; which is equal to the value of unamortized contracts and goodwill associated with the Italian and German entities, as all operations within these countries were ceased. This charge is included as a component of selling, general and administrative expenses in the accompanying statement of operations. The Company reviewed the realizability of its contracts and related goodwill based on historical and future profitability and concluded it does not expect to receive any future benefit from these assets.

         Management also evaluated the receivables associated with its Philippine operations. Based on management's analysis of the realizabilty of the Philippine operations receivables, the Company recorded an additional allowance for doubtful accounts of approximately $247,000 at March 31, 1999.

         The above charges were recorded during the fourth quarter of fiscal
1999.

NOTE G - FINANCING ARRANGEMENTS
         ----------------------

         Prior to August 27, 1999, the Company had a credit facility secured by substantially all accounts receivable, equipment, and other assets. The credit facility provided for borrowings under a revolving promissory note of up to $30 million through September 30, 1999, limited to a percentage of eligible receivables. The revolving promissory note bears interest at a variable rate based on the Company's total debt to tangible net worth ranging from LIBOR plus 1.50% to the bank's prime rate plus 3.00%. The Company had approximately $10,859,000 and $3,682,000 outstanding under the facility at March 31, 1999 and 1998, respectively with weighted average interest rates of 7.57% and 7.13%, respectively.

         The credit facility limited the Company's ability to incur additional indebtedness and pay dividends, required the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, minimum net worth levels, and to satisfy certain other financial covenants. At March 31, 1999, the Company was not in compliance with certain of these covenants. Waivers were obtained for these covenant violations as of March 31, 1999 and waivers were obtained through March 31, 2000 for those covenants which the Company does not anticipate meeting through the end of fiscal 2000.

         On August 27, 1999, the lender agreed to modify the credit facility. The modifications included a six-month extension of the maturity date to April 1, 2000, a $5,000,000 reduction in the maximum available borrowings to $25,000,000, and a $3,000,000 reduction in the annual capital asset acquisition allowance to $1,000,000. In April 2000, the Bank Credit Facility was amended and extended to April 1, 2001. See Note T Subsequent Events. At April 7, 2000, outstanding obligations under this facility were $22.9 million.

NOTE H - LEASE OBLIGATIONS
         -----------------

         The Company leases certain equipment and facilities under operating leases that expire at various dates. The future minimum lease commitments under these operating leases are as follows:

         YEARS ENDED MARCH 31,
         ---------------------

         2000.................................................      $    1,231
         2001.................................................           1,032
         2002.................................................             692
         2003.................................................             458
         2004.................................................             296
         Thereafter...........................................              29
                                                                    ----------
         Total Future Minimum Lease Commitments...............      $    3,738
                                                                    ==========

         Rent expense incurred under operating leases was $3.3 million, $2.2 million and $1.4 million for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE I - LITIGATION
         ----------

         The Company is subject to on-going legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters cannot be reasonably estimated at this time, these actions, when ultimately settled or adjudicated, will not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. The Company has accrued for matters where management has determined that it is probable a liability for which a loss or range of loss can be reasonably estimated has been incurred. The Company does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the Company's business, assets, financial condition or results of operations, however, in the event any of the foregoing litigation results in an award of money damages against the Company, given the Company's liquidity situation, any award could adversely affect the financial condition of the Company.

NOTE J - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company had notes receivable due from the Company's principal shareholder, approximately $325,000, which were fully repaid in September 1997. Interest income on shareholder notes amounted to $14,000 and $119,000 in the years ended March 31, 1998 and 1997, respectively. See discussions of other Related Party Transactions in Notes A and T.

NOTE K - SELF INSURANCE RESERVE
         ----------------------

         The Company carries insurance for workers' compensation and general liability matters. The Company self insures all employees except for those in states that require coverage under the state's workers' compensation funds. The insurance coverages have deductibles of $250,000 per occurrence. Under the terms of the insurance agreement, the Company has $210,000 in cash on deposit with insurance carriers, which is included in other current assets in the accompanying consolidated balance sheets, and an outstanding letters of credit in the amount of $990,000 at March 31, 1999. These funds and letter of credit serve as collateral for any claims incurred but not reported.

         The Company has an accrued liability for unpaid workers' compensation claims and claims incurred but not reported (IBNR) of approximately $3.8 million and $1.8 million at March 31, 1999 and 1998, respectively which is included in accrued payroll and employee benefits in the accompanying consolidated balance sheets. The Company has accrued liability for litigation matters that have arisen in the normal operation of the Company of approximately $1.5 million and $1.2 million, respectively at March 31, 1999 and 1998, which is included in other accrued expenses in the accompanying consolidated balance sheets.

NOTE L - OTHER ACCRUED EXPENSES
         ----------------------

         Other accrued expenses includes the following at March 31:


                                                                            1999        1998
                                                                            ----        ----

         Legal and professional (including litigation reserve)           $ 1,856      $ 1,226
         FAA fines and aircraft damages                                    1,329          512
         Other accrued accounts (all individually below $500)              5,369        3,604
                                                                         --------     --------
                Total other accrued expenses                             $ 8,554      $ 5,342
                                                                         =======      =======

NOTE M - INCOME TAXES

         The components of income (loss) before income taxes and provision for income taxes consist of the following:

                                                                                       YEARS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                1999            1998            1997
                                                                                ----            ----            ----
                                                                                              (Restated)     (Restated)
INCOME (LOSS) BEFORE INCOME TAXES
   Domestic.......................................................         $     (4,718)    $      7,914     $    2,289
   Foreign........................................................               (1,783)             443            436
                                                                           -------------    ------------     ----------


        Total.....................................................         $     (6,501)    $      8,357     $    2,725
                                                                           =============    ============     ==========
PROVISION FOR INCOME TAXES
   CURRENT TAX EXPENSE:
      Federal.....................................................         $      1,270     $      2,650     $    1,095
      State.......................................................                  145              700            253
      Foreign.....................................................                  215              223            199
                                                                           ------------     ------------     ----------
        Total current.............................................                1,630            3,573          1,547
   DEFERRED TAX EXPENSE (BENEFIT):
      Federal.....................................................               (2,187)             (78)          (331)
      State.......................................................                 (366)               5            (60)
                                                                           ------------     ------------     ----------
        Total deferred............................................               (2,553)             (73)          (391)
                                                                           ------------     ------------     ----------
        Total provision before valuation allowance
                      on net deferred tax assets..................                 (923)           3,500          1,156
        Valuation allowance on net deferred tax assets............                1,717                -              -
Total provision for income taxes..................................         $        794     $      3,500      $   1,156
                                                                           =============    ============     ===========

         A reconciliation of the provision for income taxes computed at the United States federal statutory tax rate to the Company's effective tax rate is as follows:


                                                                                       YEARS ENDED MARCH 31,
                                                                                1999            1998            1997
                                                                                ----            ----            ----
                                                                                              (Restated)      (Restated)
Tax at U.S. federal income tax rate (34%).........................         $     (2,210)    $      2,841     $      926
Valuation allowance...............................................                1,717               --             --
State income taxes--net of U.S. federal tax benefit...............                  195              452            118
Difference between foreign and U.S. federal tax rates.............                  101               72             51
Nondeductible items...............................................                  718               57             60
Other--net........................................................                  273               78              1
                                                                           ------------     ------------     ----------
                                                                           $        794     $      3,500     $    1,156
                                                                           ============     ============     ==========
     Effective tax rates..........................................               (12.20%)           41.9%          42.4%
                                                                           ============     ============     ==========

         The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, as such funds are deemed indefinitely reinvested in those operations.

         Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of deferred tax assets and liabilities relate to the following at March 31:


                                                                                           1999              1998
                                                                                           ----              ----
DEFERRED TAX ASSETS:                                                                                      (Restated)
   Accrued workers' compensation............................................           $    1,538          $   785
   Accrued legal expenses...................................................                  904              571
   Deferred compensation....................................................                   81               81
   Amortization of intangibles..............................................                  101               35
   Allowance for doubtful accounts..........................................                  235               40
   State income taxes.......................................................                   --               63
   Other accruals not currently deductible..................................                  928              554
   Other....................................................................                  963              132
                                                                                       ----------          -------
   Total Deferred Tax Assets................................................                4,750            2,261
                                                                                       ----------          -------

DEFERRED TAX LIABILITIES:
   Depreciation.............................................................                  610              620
   Other....................................................................                   13               68
                                                                                       ----------          -------
   Total Deferred Tax Liabilities...........................................                  623              688
                                                                                       ----------          -------

   Net Deferred Tax Asset before Valuation Allowance........................                4,127            1,573
      Less:  Valuation Allowance............................................              ( 1,717)               -
                                                                                       ----------          -------
      Net Deferred Tax Assets...............................................           $    2,410          $ 1,573
                                                                                       ============        =======


         The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based upon a review of earnings history, taxes paid, and tax losses for fiscal 2000, the Company recognized to the extent expected to be realized, the tax benefit of $2.4 million. The Company provided a valuation allowance of $1.7 million in 1999, primarily against the net deferred tax assets relating to significant accruals for which utilization is uncertain, since the Company is unable to determine, at this time, that the generation of future taxable income can be predicted to be more likely than not. The net change in the valuation allowance for the year ended March 31, 1999 was $1.7 million and $0 for the two prior years.

         The net deferred tax assets are classified in the balance sheet as follows at March 31:


                                                                                           1999             1998
                                                                                           ----             ----
                                                                                                         (Restated)
         Current deferred income taxes.....................................         $       3,033     $        2,007
         Noncurrent deferred income taxes..................................                  (623)              (434)
                                                                                    --------------    --------------
           Net deferred tax assets.........................................         $       2,410     $        1,573
                                                                                    =============     ==============

NOTE N - INITIAL PUBLIC OFFERING
         -----------------------

         On September 24, 1997, the Company completed a public offering of 3,021,477 shares of its Common Stock and received net proceeds of approximately $30 million. The Company used the proceeds from the Initial Offering to repay indebtedness and for general corporate purposes, including working capital, and mostly to fund acquisitions.

NOTE O - CAPITAL STOCK
         -------------

         The Company has authorized Common Stock at March 31, 1999 of 20,000,000 shares. The Common Stock has one vote per share.

         The Company had authorized 5 million preferred shares. The Company had issued ten shares of Class A preferred stock for $20,000 and 200 shares of Class E preferred stock for $200,000. All preferred shares were redeemed and retired in 1997. Prior to their redemption, in March 1997, the Company declared and paid dividends on the Class E preferred shares in the amount of $52,000, which included all dividends in arrears, at that date.

NOTE P - NET INCOME (LOSS) PER SHARE
         ---------------------------

         Net income (loss) per share--basic is based on the weighted average number of shares outstanding during each period.

         Net income (loss) per share--diluted gives effect to the net additional shares that would have been issued had all dilutive stock options been exercised. The Company had no other potentially dilutive common share obligations outstanding.

         For purposes of calculating the basic and diluted net income (loss) per share, no adjustments have been made to net income (loss). The share amounts used for the years ended March 31 are as follows:


                                                                   1999         1998         1997
                                                                   ----         ----         ----
         Basic common shares (weighted average)                    6,662        5,215        5,089
         Dilutive stock options                                        -           50            -
                                                                   -----        -----        -----
         Diluted common shares                                     6,662        5,265        5,089
                                                                   =====        =====        =====

There were no dilutive stock options outstanding at March 31, 1999.

NOTE Q - LONG-TERM INCENTIVE PLAN
         ------------------------

         In September 1997, the Company adopted the Long-Term Incentive Plan (the "Plan") for its officers and directors. The Company accounts for the Plan under APB Opinion No. 25 and related interpretations. The Plan allows the Company to grant options to officers and directors for up to 500,000 common shares. Options currently outstanding become exercisable one to five years from the grant date and expire 10 years after the grant date. The options are exercisable at the market price of the Company's common shares on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share for the years ended March 31, 1999 and 1998 would have been reduced (increased) to the proforma amounts indicated below. There were no outstanding options at March 31, 1997.


                                                                                     YEARS ENDED MARCH 31,
                                                                                 ---------------------------
                                                                                 1999                   1998
                                                                                 ----                   ----
NET INCOME (LOSS)
(Restated)
  As reported  ........................................................      $  (7,295)            $     4,857
  Proforma     ........................................................      $  (7,636)            $     4,561
NET INCOME (LOSS) PER SHARE--BASIC
  As reported  ........................................................      $   (1.10)            $      0.93
  Proforma     ........................................................      $   (1.15)            $      0.87
NET INCOME (LOSS) PER SHARE--DILUTED
  As reported  ........................................................      $   (1.10)            $      0.92
  Proforma     ........................................................      $   (1.15)            $      0.87

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: expected volatility of 45%; risk-free interest rate of 6.24%; and expected lives of 10 years. The effect of applying SFAS 123 for the pro forma disclosures are not representative of the effect expected on reported net income
(loss) per share in future years, since the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

         A summary of the status of the Company's plan as of and for the years ended March 31 are as follows:


                                                          1999                                    1998
                                            ----------------------------------     -----------------------------------
                                                           Weighted Average                       Weighted Average
                                                            Exercise price                         Exercise price
                                              Shares          per share              Shares           per share
                                            ------------ ---------------------     ------------ ----------------------
     Outstanding at beginning of year...          265            $ 11.25                   -              -
     Granted................................       97               5.95                 265        $ 11.25
     Forfeited..............................     (115)             11.25                   -              -
                                            ----------         ----------          ----------       --------
     Outstanding at end of year.........          247            $  9.17                 265        $ 11.25
                                            ==========         ==========          ==========       ========
     Options exercisable at end of year..          38                                      0
                                            ==========                             ==========

     Weighted average fair value of
       options granted during the year...   $   13.78                              $    7.43
                                            ==========                             ==========
     Weighted average remaining
       contractual life (years).............     8.78                                   9.49
                                            ==========                             ==========

         On September 18, 1998, the Company reset the price of 50,070 stock options to $5.00 per share. On that same day, the Company reset the price of 16,690 stock options to $11.25 per share. There were no options exercised during fiscal 1998 or 1999. The exercise prices of outstanding options on March 31, 1999 range from $4.50 to $11.25.

         The outstanding options expire at various dates through the year 2008. A summary of stock options outstanding and exercisable as of March 31, 1999 is as follows:

                 OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
----------------------------------------------------------    ------------------------------------------
                  Weighted Average
                      Remaining         Weighted Average
    Number        Contractual Life     Per Share Exercise         Number        Weighted Average
 Outstanding           (years)                Price            Exercisable     Per Share Exercise Price
---------------  --------------------  -------------------    -------------   --------------------------
      25               9.58                 $ 4.50                 -                    -
      55               9.06                 $ 5.00                 -                    -
     167               8.56                 $11.25                 38                  $11.25
     ---                                                           --
     247                                                           38
     ===                                                           ==

         As of March, 31, 1998 there were approximately 265,000 stock options outstanding with a weighted average remaining contractual life of 9.49 years and a weighted average exercise price or $11.25 per share. None of the options were exercisable as of March 31, 1998.

NOTE R - DEFINED CONTRIBUTION PLANS
         --------------------------

         The Company and its subsidiaries have a defined contribution (401k) plan for substantially all employees. Employees may contribute up to 15% of their pay. Currently, the Company contributes, in cash, amounts equal to 5% of the employee's contributions, up to the first 8% of the employee's pay. The employee vests in the Company match over a five year period on a pro rata basis. The amount expensed for the Company's matching contribution to the plan was $95,000 and $14,000 in fiscal 1999 and 1998, respectively.

NOTE S - REPORTABLE SEGMENTS
         -------------------

         In 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" This statement requires companies to identify segments consistent with the manner in which management makes decisions about allocating resources to segments and measuring their performance. It also requires disclosures of products and services, geographic areas and major customers. The following disclosures have been made in accordance with this new statement.

         The Company has three segments: Aviation Staffing Services, Commercial Security Staffing Services, and Security Products Distribution. The aviation services offered by the Company include skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's commercial staffing services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. The Security Products Distribution segment offers a line of security products including airport and commercial security checkpoint products and hand-held metal detectors.

         The Company's reportable segments are strategic business units that offer different products and services to different markets. Aviation services is treated as a separate business because of its unique marketing focus and the specialized needs of its customer base, the airline industry. Commercial staffing services is treated as a separate business due to its focus on security services and its wide range of clients. Security Products is treated as a separate business because it markets tangible security goods.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note A).

         The following table provides selected information about the Company's three business units. The Company makes operating decisions based on segment revenues, costs of operating revenues, gross margins, and net income. It does not make operating decisions based on the level of assets held by a segment.

                             SEGMENT DISCLOSURE DATA
                             -----------------------

                                                                                COMMERCIAL
                                                               AVIATION          SECURITY        SECURITY
                                                               STAFFING          STAFFING        PRODUCTS
FOR THE YEAR ENDED MARCH 31, 1999                              SERVICES          SERVICES      DISTRIBUTION      TOTALS
---------------------------------                              --------          --------      ------------      ------

Net operating revenues...........................                $171,726        $ 50,849         $ 4,297      $ 226,872
Cost of revenues.................................                $158,558        $ 43,282         $ 3,384      $ 205,224
Gross margin.....................................                $ 13,168        $  7,567         $   913      $  21,648
Net income (loss)................................                $ (6,005)       $ (1,484)        $   194      $  (7,295)

FOR THE YEAR ENDED MARCH 31, 1998   (Restated)
----------------------------------

Net operating revenues...........................                $148,082        $ 20,688         $ 3,597      $ 172,367
Cost of revenues.................................                $127,856        $ 16,681         $ 2,774      $ 147,311
Gross margin.....................................                $ 20,226        $  4,007         $   823      $  25,056
Net income ......................................                $  4,458        $    169         $   230      $   4,857

FOR THE YEAR ENDED MARCH 31, 1997  (Restated)
---------------------------------

Net operating revenues...........................                $103,181        $  8,740         $ 3,321      $115,242
Cost of revenues.................................                $ 89,616        $  6,937         $ 2,484      $ 99,037
Gross margin.....................................                $ 13,565        $  1,803         $   837      $ 16,205
Net income (loss)................................                $  1,500        $   (109)        $   178      $  1,569


                                       DISCLOSURE OF GEOGRAPHIC INFORMATION
                                       ------------------------------------

               NET OPERATING REVENUES FOR THE YEAR ENDED MARCH 31, 1999 AND ASSETS AT MARCH 31, 1999
               -------------------------------------------------------------------------------------

                                                                                    REVENUES            ASSETS
                                                                                ----------------     ---------------

United States........................................................           $        218,889     $        70,010
Other Countries......................................................                      7,983                 624
                                                                                ----------------     ---------------
Total................................................................           $        226,872     $        70,634
                                                                                ================     ===============


         NET OPERATING REVENUES FOR THE YEAR ENDED MARCH 31, 1998 AND ASSETS AT MARCH 31, 1998 (Restated)
         -------------------------------------------------------------------------------------

                                                                                    REVENUES            ASSETS
                                                                                ----------------     ---------------

United States........................................................           $        166,996     $        60,135
Other Countries......................................................                      5,371               1,496
                                                                                ----------------     ---------------
Total................................................................           $        172,367     $        61,631
                                                                                ================     ===============


         NET OPERATING REVENUES FOR THE YEAR ENDED MARCH 31, 1997 AND ASSETS AT MARCH 31, 1997 (Restated)
         -------------------------------------------------------------------------------------

                                                                                    REVENUES            ASSETS
                                                                                ----------------     ---------------

United States........................................................           $        111,635     $        27,770
Other Countries......................................................                      3,607               1,095
                                                                                ----------------     ---------------
Total................................................................           $        115,242     $        28,865
                                                                                ================     ===============

DISCLOSURE ABOUT MAJOR CUSTOMERS

         Revenues from the Company's largest customer were approximately 26.0%, 25.6% and 6.6% of net operating revenues for the years ended March 31, 1999, 1998 and 1997, respectively. Accounts receivable from this customer were 32.7% and 19.7% of net accounts receivable at March 31, 1999 and 1998, respectively.

         Services provided to another major customer represented approximately 11.7%, 14.8% and 19.0% of net operating revenues for the years ended March 31, 1999, 1998 and 1997 respectively. Accounts receivable from this customer were 2.4% and 2.6% of net accounts receivable at March 31, 1999 and 1998, respectively.

         Furthermore, five airline customers, including the two noted above, accounted for approximately 48%, 54% and 44% of net operating revenues for the years ended March 31, 1999, 1998 and 1997, respectively, and accounted for 42.6% and 30.7% of net accounts receivable at March 31, 1999 and 1998, respectively.

NOTE T - SUBSEQUENT EVENTS
         -----------------

         CHANGE IN CONTROL

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000, which has been made, and provide certain other standard employment benefits through September 30, 2001. In addition, the Company will pay Weitzel an aggregate of $500,000 under a 20 month consulting agreement beginning February 1, 2000. The Company is obligated to pay Weitzel the $500,000 consulting fee whether or not any services are performed. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constitute the entire Board of Directors of the Company as of February 15, 2000 pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

         The Voting Trust Agreement provides that all shares of the Company's Common Stock transferred to the Trust are held in trust until the earlier of September 30, 2001 or a payment default by the Company under certain provisions of the Retirement and Consulting Agreement. Pursuant to the Voting Trust Agreement, the Trustees exercise voting power with respect to the shares of the Company's Common Stock held in the Voting Trust, by the action of a majority of the Voting Trustees. In addition, any transfer of the voting trust certificate is only permitted in accordance with the Stock Restriction Agreement.

         Pursuant to the Stock Restriction Agreement, other than transfers to his spouse, children, or grandchildren, or entities of which those people are the beneficiaries or hold controlling interests, Weitzel is not permitted to transfer shares of the Company's Common Stock, or voting trust certificates, without first offering those shares on identical terms to the Company, and the Company has a specified period of time during which it may exercise its option to purchase those shares.

         DELISTING OF COMMON SHARES

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of the Company's Common Stock would be halted pending the receipt and review of additional information in accordance with Rule 4330 (c) of Marketplace Rules of the Nasdaq Stock Market. The primary cause for the extended halt is a result of the non-timely filing of the Company's Form 10-K for fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 the Company's Common Stock began being quoted on the Electronic Quotation System of the National Quotation Bureau LLC.

         GUARANTEE OF DEBT

         On July 7, 1999, the Company entered into a First Demand Guarantee with a German bank to guarantee overdrafts of the German operations up to 500,000 Deutsche Marks (approximately $270,000 at that date). In February 2000 the Company received notice for a claim amounting to approximately $122,000 related to this guarantee.

         ACQUISITIONS

         In April, 1999, the Company acquired the commercial security contracts and goodwill of American Investigative and Security Services, Inc. headquartered in Houston, Texas for approximately $1.5 million in cash. The acquired contracts cover commercial staffing services throughout Texas. The transaction will be accounted for as a purchase.

         In June, 1999, the Company acquired the outstanding stock of Metroplex Control Systems, Inc. ("Metroplex") headquartered in Dallas, Texas for approximately $5.0 million in cash. Metroplex sells, installs and services fire detectors, detention control and other security systems throughout the United States. The transaction was accounted for as a purchase. In March 2000, the Company completed the disposition of Metroplex. The sale proceeds combined with the cash flow distributions received during the period Metroplex was owned was approximately equivalent to the Company's net cash investment.

         EMPLOYMENT AGREEMENTS

         In October, 1999, the Company entered into an employment agreement with Mr. Mark D. Thompson, President and Interim Chief Executive Officer. In addition to setting a base salary of $300,000, effective January 13, 2000, Mr. Thompson was granted 75,000 shares of common stock as well as an additional 100,000 shares of restricted common stock which vest either over a set period of time or upon attainment of specified goals. Upon termination of employment, Mr. Thompson's 100,000 common shares fully vest.

         EXTENSION OF BANK CREDIT FACILITY

         In April 2000 management secured, with its lenders, certain amendments to its existing credit facility. Among them are an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of April 1, 2000, the Company was in compliance with all covenants.

         In consideration for the amendment and extension of the credit facility the Company granted the banks warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Board determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase the warrants at $1.00 per warrant and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001.

NOTE U - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED AND RESTATED)
         -------------------------------------------------------

         The following is a summary of the unaudited restated quarterly results of operations for the years ended March 31, 1999 and 1998.


                                                       JUNE 30        SEPTEMBER 30      DECEMBER 31          MARCH 31
                                                       -------        ------------      -----------          --------

         FISCAL 1999
Net operating revenues (1)....................     $      56,121     $      58,407   $      58,858      $        53,486
                                                    ============      ============    ============       ==============
Gross margin, as previously reported(1).......     $       7,125     $       7,586   $       7,552      $        (1,884)
    Restatement(2)............................     $      (1,292)    $      (1,287)  $      (1,100)     $         4,948
                                                    ------------      ------------    ------------       --------------
Gross margin, as restated.....................     $       5,833     $       6,299   $       6,452      $         3,064
                                                    ============      ============    ============       ==============
Net income, as previously reported............     $         448     $         425   $         490      $        (9,442)
    Restatement (2)...........................     $        (342)    $        (262)  $        (276)     $         1,664
                                                    ------------      ------------    ------------       --------------
Net income/(loss) as restated.................     $         106     $         163   $        214       $        (7,778)
                                                    ============      ============    ============       ===============
Net income/(loss) per share
    Basic
        As reported...........................     $        0.07     $        0.06   $        0.07      $         (1.41)
        Restatement...........................     $       (0.05)    $       (0.04)  $       (0.04)     $          0.24
                                                    ------------      ------------    ------------       --------------
        As  restated..........................     $        0.02     $        0.02   $        0.03      $         (1.17)
                                                    ============      ============    ============       ==============
Diluted
        As reported...........................     $        0.07     $        0.06   $        0.07      $         (1.41)
        Restatement...........................     $       (0.05)    $       (0.04)  $       (0.04)     $          0.24
                                                    ------------      ------------    ------------       --------------
        As  restated..........................     $        0.02     $        0.02   $        0.03      $         (1.17)
                                                    ============      ============    ============       ==============
         FISCAL 1998
Net operating revenues (1)....................     $      38,205     $      38,442   $      46,056      $        49,664
                                                    ============      ============    ============       ==============

Gross margin, as previously reported (1)......     $       6,151     $       5,990   $       7,028      $         6,463
    Restatement (2)...........................     $        (144)    $        (185)  $        (164)     $           (83)
                                                    ------------      ------------    ------------       --------------
Gross margin, as restated.....................     $       6,007     $       5,805   $       6,864      $         6,380
                                                    ============      ============    ============       ==============

Net income, as previously reported............     $         853     $       1,125   $       1,826      $         1,441
    Restatement (2)...........................     $         (98)    $        (122)  $        (109)     $           (59)
                                                    ------------      ------------    ------------       --------------


Net income, as restated.......................     $         755     $       1,003   $       1,717      $         1,382
                                                    ============      ============    ============       ==============
Net income/(loss)  per share
   Basic
        As reported...........................     $        0.23     $        0.29   $        0.27      $          0.22
        Restatement...........................     $       (0.02)    $       (0.03)  $       (0.01)     $         (0.02)
                                                    ------------      ------------    ------------       --------------
        As restated...........................     $        0.21     $        0.26   $        0.26      $          0.20
                                                    ============      ============    ============       ==============
  Diluted
        As reported...........................     $        0.23     $        0.29   $        0.27      $          0.21
        Restatement ..........................     $       (0.02)    $       (0.03)  $       (0.01)     $         (0.02)
                                                    ------------      ------------    ------------       --------------
        As restated...........................     $        0.21     $        0.26   $        0.26      $          0.19
                                                    ============      ============    ============       ==============

(1) Amounts for the first three quarters of fiscal 1999 and each quarter of fiscal 1998 reflect certain reclassifications to the amounts previously reported to be consistent with the fiscal 1999 presentation. There was no impact on net income (loss).

(2) Represents the effect on amounts previously reported for the first three quarters of fiscal 1999 and each quarter of fiscal 1998 (see Note
         C).

         RESULTS OF THE THREE MONTHS ENDED MARCH 31, 1999
         ------------------------------------------------

         Reported earnings for the fourth quarter of fiscal 1999 were impacted materially by several non-recurring items and the results of an in depth review by the Company's management which led to changes in the Company's reserves and accruals. The following is a summary of these adjustments:

                  Write down of assets of foreign operations                               1,775(1)
                  Increase in legal and professional accrual                               1,277(2)
                  Increase in allowance for customer incentive programs and
                     allowance for doubtful accounts                                       1,048(3)
                  Write off of fixed assets                                                  575(4)

(1) Represents charges to operations relative to cessation of business and/or adjustments to assets in Italy, Czech Republic, Germany, United Kingdom and Philippines. (See Note F)

(2) Charges for legal settlements, changes in case status, legal fees and additional accounting and consulting services incurred as a result of the material weakness in internal controls identified by the Company's independent public accountants.

(3) Represents charges for a customer incentive program and adjustment in reserve for bad debts based on a Company review of accounts receivable collected after fiscal year end.

(4) During the fourth quarter, the Company identified specific fixed assets that were no longer being utilized in operations. These assets were directly owned or were covered by non-cancelable operating leases. The Company wrote-off those assets no longer utilized in operations and provided for all future monthly obligations for those assets abandoned or covered by non-cancelable operating leases.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)

                COLUMN A                              COLUMN B                COLUMN C               COLUMN D    COLUMN E
                --------                              --------                --------               --------    --------

                                                                              ADDITIONS
                                                     BALANCE AT               CHARGED TO:                       BALANCE AT
                                                      BEGINNING               -----------                         END OF
               DESCRIPTION                           OF PERIOD           EXPENSES    OTHER          DEDUCTIONS    PERIOD
               -----------                           ---------           --------    -----          ----------    ------
                                                   (Restated) (d)
Year Ended March 31, 1999
-------------------------
Self Insurance Reserve                                   $2,996           $5,402       -            $3,063 (a)   $5,335
Reserve for FAA Fines and Aircraft Damage                   512            1,821       -             1,004 (b)    1,329
Allowance for Doubtful Accounts                             100            1,248       -               835 (c)      513


Year Ended March 31, 1998  (Restated) (d)
-------------------------
Self Insurance Reserve                                   $1,556           $4,723       -            $3,283 (a)   $2,996
Reserve for FAA Fines and Aircraft Damage                   397            1,280       -             1,165 (b)      512
Allowance for Doubtful Accounts                             100              319       -               319 (c)      100


Year Ended March 31, 1997  (Restated) (d)
-------------------------
Self Insurance Reserve                                     $225           $2,358       -            $1,027 (a)   $1,556
Reserve for FAA Fines and Aircraft Damage                    37              574       -               214 (b)      397
Allowance for Doubtful Accounts                             100               57       -                57 (c)      100



(a)  Cash payments of insurance premiums and claims.
(b)  Cash payments made for fines and reduction of claims.
(c)  Trade receivables written off.
(d) Amounts have been restated. (See Note C of Notes to Consolidated Financial Statements)