Form 10-Q
period 1999-06-30
INTERNATIONAL TOTAL SERVICES INC
filed 2000-05-12
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-23073

                       INTERNATIONAL TOTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          OHIO                                               34-1264201
          ----                                               ----------
(State of Incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

               CROWN CENTRE
      5005 ROCKSIDE ROAD, SUITE 1200
            INDEPENDENCE, OHIO                              44131
            ------------------                              -----
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

                                 Yes      [ ]      No       [X]


As of April 30, 2000, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                      10-Q

                                      INDEX
                                      -----

                                                                                                                PAGE NO.
                                                                                                                --------
PART I        FINANCIAL INFORMATION

ITEM 1        Financial Statements

                      Consolidated Balance Sheets
                           as of June 30, 1999 and March 31, 1999.........................................           2

                      Consolidated Statements of Operations and Comprehensive Income (Loss)
                           for the Three Months Ended June 30, 1999 and 1998..............................           3

                      Consolidated Statements of Cash Flows
                           for the Three Months Ended June 30, 1999 and 1998..............................           4

                      Notes to Consolidated Financial Statements..........................................           5

ITEM 2        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................          11

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk..................................          16

PART II  OTHER INFORMATION

ITEM 6        Exhibits and Reports on Form 8-K............................................................          17

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        JUNE 30, 1999     MARCH 31, 1999
                                                                                        -------------     --------------
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents...................................................      $        1,371    $          672
     Accounts receivable - net of allowance for doubtful
         accounts of $677 and $513, respectively.................................              25,445            23,811
     Costs and estimated earnings in excess of billings..........................                 299                --
     Deferred taxes..............................................................               3,033             3,033
     Uniforms, net...............................................................               2,443             2,691
     Other current assets........................................................               1,642             1,422
                                                                                       --------------    --------------
         Total current assets....................................................              34,233            31,629
PROPERTY AND EQUIPMENT
     Security equipment..........................................................               4,888             4,729
     Service equipment...........................................................               2,324             2,636
     Computer equipment..........................................................               3,048             2,882
     Furniture and fixtures......................................................               1,545             1,136
     Autos    ...................................................................               1,089               974
     Leasehold improvements......................................................                  68                63
                                                                                       --------------    --------------
                                                                                               12,962            12,420
     Less accumulated depreciation and amortization..............................               6,116             5,773
                                                                                       --------------    --------------
     Property and equipment, net.................................................               6,846             6,647

INTANGIBLES, LESS ACCUMULATED AMORTIZATION OF
     $4,704 and $3,932, respectively ............................................              35,326            32,254
SECURITY DEPOSITS AND OTHER......................................................                 141               104
                                                                                       --------------    --------------
         TOTAL ASSETS............................................................      $       76,546    $       70,634
                                                                                       ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable......................................................      $        1,295    $        1,871
     Billings in excess of costs and estimated earnings..........................                 158                --
     Accrued payroll and employee benefits.......................................              17,911            17,832
     Other accrued expenses......................................................               9,450             8,554
     Income taxes payable........................................................                  54                54
                                                                                       --------------    --------------
         Total current liabilities...............................................              28,868            28,311
DEFERRED TAXES...................................................................                 623               623
LONG-TERM OBLIGATIONS............................................................              17,978            10,859
SHAREHOLDERS' EQUITY
     Common shares, without par value, stated at $.01 per share - authorized
         20,000 shares, issued and outstanding
          6,662 shares at June 30, 1999 and March 31, 1999.......................                  67                67
     Additional paid-in capital..................................................              31,211            31,211
     Accumulated other comprehensive loss........................................                (517)             (387)
     Retained deficit............................................................              (1,684)              (50)
                                                                                       ---------------   ---------------
                                                                                               29,077            30,841
                                                                                       --------------    --------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................      $       76,546    $       70,634
                                                                                       ==============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                THREE MONTHS ENDED JUNE 30,
                                                                 --------------------------------------------------------
                                                                                                       (RESTATED)
                                                                                1999                      1998
                                                                 --------------------------------------------------------
Net operating revenues....................................       $    55,805         100.0%      $   56,121        100.0%
Cost of revenues..........................................            50,442          90.4%          50,288         89.6%
                                                                 -----------   ------------      ----------   -----------

              GROSS MARGIN................................             5,363           9.6%           5,833         10.4%

Selling, general and administrative expenses..............             5,905          10.6%           5,060          9.0%
Amortization expense......................................               772           1.4%             502          0.9%
                                                                 -----------   ------------      ----------   -----------

              OPERATING PROFIT (LOSS).....................           (1,314)         (2.4%)             271          0.5%

Interest expense-net.....................................                320           0.5%              90          0.2%
                                                                 -----------   ------------      ----------   -----------

              INCOME (LOSS) BEFORE INCOME TAXES...........           (1,634)         (2.9%)             181          0.3%

Provision for income taxes................................                --             --              75          0.1%
                                                                 -----------   ------------      ----------   -----------

              NET INCOME (LOSS)...........................       $   (1,634)         (2.9%)      $      106          0.2%
                                                                  ==========   ============       =========   ===========

Other comprehensive income (loss)
              Foreign currency translation adjustment.....             (130)                          (125)
                                                                 -----------                     ----------

              COMPREHENSIVE LOSS .........................       $   (1,764)                     $     (19)
                                                                 ===========                     ==========

Net income (loss) per share:
     Basic    ............................................       $    (0.25)                     $     0.02
                                                                 ===========                     ==========
     Diluted  ............................................       $    (0.25)                     $     0.02
                                                                 ===========                     ==========

Weighted average number of shares outstanding: (000's)
     Basic    ............................................             6,662                          6,662
                                                                 ===========                     ==========
     Diluted  ............................................             6,662                          6,747
                                                                 ===========                     ==========


        The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED JUNE 30,
                                                                                     -------------------------------------------
                                                                                                                    RESTATED
                                                                                              1999                    1998
                                                                                     --------------------       ----------------
OPERATING ACTIVITIES:
     Net income (loss)...........................................................      $       (1,634)   $          106
     Adjustments to reconcile net income (loss) to net cash (used for) provided by  operating activities:
         Depreciation............................................................                 421               295
         Amortization............................................................                 772               502
         Loss on disposal of fixed assets........................................                  24                 -
         Deferred Taxes..........................................................                   -              (529)
         Changes in working capital:
              Accounts receivable................................................                 (80)             (605)
              Other assets.......................................................                 (13)             (987)
              Trade accounts payable.............................................                (608)            1,115
              Accrued expenses...................................................                 785             1,884
                                                                                       --------------    --------------
                   Net cash (used for) provided by operating activities..........                (333)            1,781

INVESTING ACTIVITIES:
     Additions to property and equipment.........................................                (470)             (895)
     Proceeds received from sale of equipment....................................                 127                18
     Property and equipment of acquired businesses...............................                (302)               --
     Working capital acquired, net of cash ......................................              (1,470)               --
     Intangibles from acquisitions of businesses.................................              (3,843)           (4,215)
                                                                                       ---------------   ---------------
                   Net cash used for investing activities........................              (5,958)           (5,092)

FINANCING ACTIVITIES:
     Net borrowings on note payable to bank......................................               7,120             2,897
                                                                                       --------------    --------------
                   Net cash provided by financing activities.....................               7,120             2,897

Effect of exchange rates on cash.................................................                (130)             (125)
                                                                                       ---------------   ---------------
     Net increase (decrease) in cash and cash equivalents........................                 699              (539)
Cash and cash equivalents, at beginning of period................................                 672             3,542
                                                                                       --------------    --------------
Cash and cash equivalents, at end of period......................................      $        1,371    $        3,003
                                                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest ...................................................................      $          301    $           68
                                                                                       ==============    ==============
     Income taxes................................................................      $           64    $          101
                                                                                       ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 1999

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1999 and the results of its operations and cash flows for the three month periods ended June 30, 1999 and 1998 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

         The Company's fiscal year ends on March 31. All references to fiscal years in this Quarterly Report on Form 10-Q represent the year in which the fiscal period ends (i.e. fiscal 1999 is the year ended March 31, 1999) unless otherwise noted.

REVENUE RECOGNITION

         Revenues are recognized at the time aviation and commercial security services are provided. Revenues generated from the sales of security products are recognized when the products have been delivered and installed if the duration of the contract is five (5) working days or less and the contract terms require payment only after installation has been completed. This has been the policy prior to fiscal 2000.

         Commencing in the first quarter of fiscal 2000, as a result of an acquisition (see Note D), revenues generated from the sales of security products are recognized on the percentage of completion basis, if the duration of the contract is greater than five (5) working days and the contract payment terms allow for related progress billings. This change was necessary since the newly acquired company is involved in numerous long term installation contracts. This change did not have a material impact on the results previously reported for the sale of security products. The percentage-of-completion method is based on estimates by the project manager.

COST RECOGNITION

         Cost of revenues include all labor costs and direct costs relating to aviation and commercial security and the material costs related to security products. Indirect costs are charged to selling, general and administrative expenses as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

CONTRACTS IN PROCESS

         Contracts in process are stated at costs incurred plus estimated profit (percentage of completion) less than or in excess of related progress billings. The percentage of completion is based on estimates by the project manager, consistent with billings to the customer. Management considers this estimate to be the best available measure of progress on the contracts. All contracts in process at period-end are scheduled to be completed and billed during the current fiscal year. The asset, "Costs and estimated earnings in excess of billings" represents revenues recognized or costs incurred in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents amounts billed in excess of revenues recognized.

NET INCOME (LOSS) PER SHARE

         Net income (loss) per share - basic is based on the weighted average number of shares outstanding during each period.

         Net income (loss) per share - diluted gives effect to the net additional shares that would have been issued had all dilutive stock options been exercised. The Company had no other potentially dilutive common share obligations outstanding.

     For purposes of calculating the basic and diluted net income (loss) per share, no adjustments have been made to the reported amounts of net income
(loss).

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior periods' consolidated financial statements to conform with the fiscal 2000 presentation.

NOTE B - GOING CONCERN
         -------------

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 1999, incurred a loss for the three months ended June 30, 1999 and for Fiscal 2000, and has negative tangible net worth. Operations have generated negative cash flow for fiscal 2000. These factors raise doubts about the Company's ability to continue as a going concern.

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

NOTE C - RESTATEMENT
         -----------

         Subsequent to March 31, 1999, management determined that its previously issued fiscal 1998, 1997, 1996 and 1995 financial statements and the unaudited results for the first, second and third quarters of fiscal 1999 required restatement. The restatement is to correct accounting that resulted from the failure of the Company to properly consider information available at the time those financial statements were prepared, including information that may not have been considered due to errors and omissions in accounting or corporate records.

         The following is a summary of the restated unaudited quarterly results of operations for the year ended March 31, 1999.

                                                     JUNE 30       SEPTEMBER 30       DECEMBER 31         MARCH 31
                                                     -------       ------------       -----------         --------
FISCAL 1999
Net operating revenues                               $56,121            $58,407           $58,858         $ 53,486
                                                     =======            =======           =======         ========
Gross margin, as previously reported                 $ 7,125            $ 7,586           $ 7,552         $(1,884)
     Restatement                                     (1,292)            (1,287)           (1,100)            4,948
                                                     -------            -------           -------         --------
Gross margin, as restated                            $ 5,833            $ 6,299           $ 6,452         $  3,064
                                                     =======            =======           =======          =======
Net income, as previously reported                    $  448             $  425            $  490         $(9,442)
     Restatement                                       (342)              (262)             (276)            1,664
                                                     -------            -------           -------         --------
Net income/(loss) as restated                         $  106             $  163            $  214         $(7,778)
                                                     =======            =======           =======         ========
Net income/(loss) per share
     Basic and Diluted
          As reported                                   0.07               0.06              0.07           (1.41)
          Restatement                                $(0.05)            $(0.04)           $(0.04)           $ 0.24
                                                     -------            -------           -------         --------
          As restated                                 $ 0.02             $ 0.02            $ 0.03          $(1.17)
                                                     =======            =======           =======         ========


NOTE D - ACQUISITIONS
         ------------

         In the first quarter of fiscal 2000, the Company made two acquisitions. The Company acquired commercial security contracts from an entity for an aggregate purchase price of approximately $1.6 million, which included $98,000 for equipment. Approximately $1.3 million of the purchase price was allocated to the contracts and approximately $148,000 was allocated to goodwill.
         Also during the first quarter of fiscal 2000, the Company acquired the outstanding stock of a security products distribution entity for approximately $5.0 million in cash. The purchased net assets included cash of $826,000, net receivables of $1,555,000, inventories of $249,000, equipment of $204,000, accounts payable and other liabilities of $334,000 and $2,500,000 attributable to goodwill. See Note G - Subsequent Events.

         These acquisitions have been accounted for under the purchase method of accounting and goodwill is being charged to operations on a straight-line basis over 20 years.

         The operating results related to the acquired contracts and the acquired security products distribution entity have been included in the Company's results of operations from the respective dates of acquisitions.

         The following unaudited pro forma results of operations give effect to the above acquisitions as if the two acquisitions, made during the first quarter of fiscal 2000, had been made at April 1, 1998.

                                                  THREE MONTHS ENDED JUNE 30
                                                  ---------------------------
                                                  1999                   1998
                                                  ----                   ----
                                                                       RESTATED

Net operating revenues.....................  $       56,824    $       58,524
Net income (loss)..........................  $      (1,533)    $          288
Net income (loss) per share:
     Basic    .............................  $       (0.23)    $         0.04
     Diluted  .............................  $       (0.23)    $         0.04

         The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of each year, or results which may occur in the future.

NOTE E - REPORTABLE SEGMENTS
         -------------------

         The Company has three segments: Aviation Staffing Services, Commercial Security Staffing Services and Security Products Distribution. The aviation services offered by the Company include skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's commercial security staffing services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. The security products segment offers a line of security products including airport and commercial staffing checkpoint products and hand-held metal detectors.

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

         The following table provides selected information about the Company's three business units. The Company makes operating decisions based on segment revenues, costs of revenues, gross margins, and net income (loss). It does not make operating decisions based on the level of assets held by a segment.

                             SEGMENT DISCLOSURE DATA
                             -----------------------

                                                                   AVIATION     COMMERCIAL      SECURITY
                                                                   STAFFING   SECURITY STAFFING  PRODUCTS
FOR THE THREE MONTHS ENDED JUNE 30, 1999                           SERVICES      SERVICES     DISTRIBUTION     TOTALS
----------------------------------------                           --------      --------     ------------     ------

Net operating revenues....................................           $42,000       $12,348       $1,457       $55,805
Cost of revenues..........................................           $38,925       $10,337       $1,180       $50,442
Gross margin  ............................................           $ 3,075       $ 2,011       $  277       $ 5,363
Net loss      ............................................           $(1,084)      $  (509)      $(  41)      $(1,634)


FOR THE THREE MONTHS ENDED JUNE 30, 1998 (RESTATED)

Net operating revenues....................................           $43,511       $11,454       $1,156       $56,121
Cost of revenues.........................................            $39,423       $ 9,927       $  938       $50,288
Gross margin  ............................................           $ 4,088       $ 1,527       $  218       $ 5,833
Net income (loss).........................................           $   295       $   102       $(  87)      $   106


                      DISCLOSURE OF GEOGRAPHIC INFORMATION
                      ------------------------------------

NET OPERATING REVENUES FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND ASSETS AT             REVENUES           ASSETS
-----------------------------------------------------------------------------          --------------    --------------
JUNE 30, 1999
-------------
United States ...................................................................             $54,009           $75,926
Other Countries..................................................................               1,796               620
                                                                                       --------------    --------------
Total         ...................................................................             $55,805           $76,546
                                                                                       ==============    ==============


NET OPERATING REVENUES FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND ASSETS AT             REVENUES           ASSETS
-----------------------------------------------------------------------------          --------------    --------------
MARCH 31, 1999
--------------

United States ...................................................................             $54,133           $70,010
Other Countries..................................................................               1,988               624
                                                                                       --------------    --------------
Total         ...................................................................             $56,121           $70,634
                                                                                       ==============    ==============

DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the three month periods ended June 30, 1999 and 1998, revenues from one major customer amounted to $13.5 million and $16.0 million or 24.2% and 28.5% of net operating revenues, respectively. Services provided to another major customer generated revenues for the Company of $6.8 million or 12.2% of net operating revenues for the quarter ended June 30, 1999 and 12.1% of total revenues during the same period in the prior year.

         Five airline customers, including the two noted above, accounted for approximately 47.4% and 51.3% of net operating revenue for the quarters ended June 30, 1999 and 1998, respectively, and accounted for 37.0% and 42.6% of net accounts receivable at June 30, 1999 and March 31, 1999, respectively.

NOTE F- FINANCING ARRANGEMENTS
        ----------------------

         Prior to August 27, 1999, the Company had a credit facility secured by substantially all accounts receivable, equipment, and other assets. The credit facility provided for borrowings under a revolving promissory note of up to $30 million through September 30, 1999, limited to a percentage of eligible receivables. The revolving promissory note bears interest at a variable rate based on the Company's total debt to tangible net worth ranging from LIBOR plus 1.50% to the bank's prime rate plus 3.0%. The Company had approximately $17,978,000 and $10,859,000 outstanding under the facility at June 30, 1999 and March 31, 1999, respectively, with weighted average interest rates of 7.57% at both period ends.

         On August 27, 1999, the lender agreed to modify the credit facility. The modifications included a six month extension of the maturity date of the facility to April 1, 2000, a $5,000,000 reduction in the maximum available borrowings to $25,000,000, and a $3,000,000 reduction in the annual capital asset acquisition allowance to $1,000,000. In April 2000 the credit facility was amended and extended to April 1, 2001. See Note G Subsequent Events. At April 30, 2000, outstanding obligations under this facility were $23.9 million.

         The credit facility limits the Company's ability to incur additional indebtedness and pay dividends, requires the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, minimum net worth levels, and to satisfy other financial covenants. At June 30, 1999, the Company was not in compliance with certain of these covenants. Waivers were obtained for these covenant violations and waivers were obtained through March 31, 2000 for those covenants which the Company did not meet through the end of fiscal 2000.

NOTE G- SUBSEQUENT EVENTS
        -----------------
CHANGE IN CONTROL

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required payments to Weitzel of $300,000 on November 1, 1999 and $200,000 on January 3, 2000, which have been made, and provides certain other standard employment benefits through September 30, 2001. In addition, the Company will pay Weitzel an aggregate of $500,000 under a 20 month consulting agreement beginning February 1, 2000. The Company is obligated to pay Weitzel the $500,000 consulting fee whether or not services are provided. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement."). The three Trustees constitute the entire Board of Directors of the Company as of April 30, 2000. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's common stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

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

DELISTING OF COMMON SHARES

         On July 1, 1999, the Company was informed by The Nasdaq Stock Market that trading of the Company's shares would be halted pending the receipt and review of additional information in accordance with Rule 4330 (c) of Marketplace Rules of the Nasdaq Stock Market. The primary cause for the extended halt is a result of the non-timely filing of the Company's Form 10-K for fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Company's stock was delisted from the Nasdaq Stock Market. On October 26, 1999 the Company's stock began being quoted on the Electronic Quotation System of National Quotation Bureau LLC.

GUARANTEE OF DEBT

         On July 7, 1999, the Company entered into a First Demand Guarantee with a German bank to guarantee overdrafts of the German operations up to 500,000 Deutsche Marks (approximately $270,000 at that date). In February 2000 the Company received notice for a claim amounting to approximately $122,000 related to this guarantee.

EMPLOYMENT AGREEMENTS

         In October 1999, the Company entered into an employment agreement with Mr. Mark D. Thompson, President and Interim Chief Executive Officer. In addition to setting a base salary of $300,000 effective January 13, 2000, Mr. Thompson was granted 75,000 shares of Company common stock as well as an additional 100,000 shares of restricted Company common stock which vest either over a set period of time or upon attainment of specified goals. Upon termination of employment other than for "cause", Mr. Thompson's 100,000 shares of restricted Company common stock would fully vest.

EXTENSION OF BANK CREDIT FACILITY

         In April 2000 management secured, from the Company's lenders, certain amendments to its existing credit facility. Among them are an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of April 30, 2000, the Company was in compliance with all covenants.

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

DISPOSITIONS

         In March 2000, the Company completed the disposition of the security products distribution company that it had acquired in the first quarter of fiscal 2000. See Note D - Acquisitions. The sale proceeds combined with the cash flow distributions received during the period owned was approximately equal to its net cash investment.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1999

OVERVIEW

         The Company is a significant domestic provider of aviation contract support services and is also a provider of commercial security staffing services. The Company provides services to customers in more than 300 cities in the United States and Europe. Aviation support services offered by the Company include skycap, baggage handling and aircraft appearance services, wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas, and museums.

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

         Acquisitions had played an important role in the Company's net operating revenue growth during fiscal 1999 and 1998. During the first quarter of fiscal 2000 the Company completed two acquisitions, both of which were accounted for under the purchase method, and accordingly their operating results are included in the Company's consolidated financial statements for all periods subsequent to the date of acquisition. The Company is not presently pursuing further acquisitions, and does not anticipate that acquisitions will materially contribute to growth in the foreseeable future.

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

         Following the Change in Control during October 1999, as described in Note G of Notes to Consolidated Financial Statements, the Company hired a new chief executive officer and began an extensive review of internal processes, organizational structure and business practices to identify methods of improving the quality of its delivered services.

         On November 2, 1999, the Company announced that it would revise downward its previously announced results for the fiscal year ended March 31, 1999, and for the quarter ended June 30, 1999. These revisions were based upon additional information identified and the completion of a review of judgmental accounting matters by the Company's management which were reviewed with the Audit Committee of the Board of Directors. On February 3, 2000, the Company announced a $6.3 million downward adjustment to the fiscal 1999 results and a $2.0 million downward adjustment to the first quarter of fiscal 2000 results. In addition, the Company announced that it would be restating its previously issued financial statements. This restatement is to correct accounting that resulted from the failure of the Company to properly consider information available at the time these financial statements were prepared, including information that may not have been considered due to errors and omissions in accounting or corporate records. Accordingly, the fiscal 1998, 1997, 1996 and 1995 financial statements were restated, as reported in the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

         The Company will incur an operating loss in fiscal 2000. The Company's new management team continues its review of all aspects of its operations with the goal of improving profitability. Management actions taken to increase the efficiency of the Company's operations may result in additional charges in fiscal 2000.

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations in the fiscal year ended March 31, 1999 and continues to incur losses and negative cash flow in fiscal 2000 and has negative tangible net worth. Although the Company obtained a one year extension of its credit facility in April 2000 (See Note G of Notes to the Consolidated Financial Statements) the negative cash generated during fiscal 2000 and forecast to continue into the first half of fiscal 2001 are factors that raise doubts about the Company's ability to continue as a going concern.

         The Company obtained an extension of its credit facility through April 1, 2001 for use in funding operations. In addition, the Company will use its established business base as a platform for expanding its services and currently will not pursue any further acquisitions (other than the two (2) already consummated during the first quarter of this year) due to the unavailability of funds. It is management's intention to seek higher overall margins by concentrating its marketing efforts on higher margin opportunities, to formulate and implement business process improvement initiatives, evaluate past acquisitions, improve customer services and reduce and/or control costs with the goal of improving operating cash flow and profits. There can be no assurance that capital will be obtained from any sources or that this plan will be successful.

RESULTS OF OPERATIONS

         NET OPERATING REVENUES. Revenues for the first quarter of fiscal 2000 decreased by $0.3 million, or 0.5%, to $55.8 million as compared with $56.1 million in the first quarter of fiscal 1999. The major factor affecting revenues during the first quarter was the loss of four large aviation service contracts worth an estimated $2.6 million in quarterly revenues which was partially offset by the impact of the acquisitions in late fiscal 1999 and early fiscal 2000. Since the Company has decided not to pursue acquisitions at the present time due to the Company's cost of capital and lack of availability of funds under its current credit facility, this revenue decline is expected to continue.

         COST OF REVENUES. Cost of revenues was $50.4 million in fiscal 2000 compared with $50.3 million in fiscal 1999, an increase of $.1 million, or .3%. As a percentage of revenues, cost of revenues was 90.4% in fiscal 2000, compared with 89.6% in fiscal 1999. The strength of the United States economy during this period has driven unemployment to low levels and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers and to pay more overtime than in the prior years. These factors have resulted in downward pressure on the Company's gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $ 5.9 million in the first quarter of fiscal 2000 compared to $ 5.1 million in the first quarter of fiscal 1999, an increase of $0.8 million, or 15.7%. Measured as a percentage of operating revenues, these expenses were 10.6% and 9.0% respectively. This increase related specifically to increased corporate expenses for consulting and professional (legal and accounting) fees and wages incurred. The Company has hired new management and consultants to assist in evaluating organizational structure, identify inefficiencies and improve controls over field operations. Management is evaluating the performance and profitability of each business segment and the contract relationship with each significant customer. These costs are expected to continue throughout fiscal 2000 as management formulates and implements a business improvement plan. There is no assurance that this plan will achieve its desired results of increased profitability.

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense increased $0.3 million, or 53.8%, to $0.8 million in the first quarter of fiscal 2000 from $0.5 million in the first quarter of fiscal 1999. The increase is a result of the amortization of the contract values and goodwill for the six acquisitions completed in fiscal 1999 and the two acquisitions completed in the first quarter of fiscal 2000.

         INTEREST EXPENSE. Interest expense increased in the first quarter of fiscal 2000 to $0.3 million from $0.1 million in the first quarter of the prior year. Average outstanding debt increased from $4.7 million during the first quarter of fiscal 1999 to $18.2 million during the first quarter of fiscal 2000. This increase in debt, primarily incurred to fund acquisitions, was partially offset by a decrease in the Company's effective borrowing rate from 7.71% to 7.57% for the quarters ended June 30, 1998 and 1999, respectively.

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the first quarter of fiscal 2000. The Company's effective income tax rate was 41.4% for the first quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. During the first quarter of fiscal 2000, the Company's cash requirements were heightened by its increased payroll and by its acquisition program and the need to support the activities resulting from those acquisitions as well as those completed after first quarter of fiscal 1999. Operating activities used net cash of approximately $0.3 million and financing activities generated net cash of $7.1 million during the quarter ended June 30, 1999.

         During the first quarter of fiscal 2000, principal uses of funds, in addition to working capital requirements, included expenditures associated with the Company's acquisition program. These included $6.1 million in gross acquisitions ($5.3 million, net of cash received) of service contracts, related goodwill, non-compete arrangements and net working capital items as part of a stock acquisition and $0.3 million for related property and equipment.

         The Company had capital expenditures during the balance of fiscal 2000 (exclusive of the $6.5 million gross cash outlay for the two acquisitions completed during the first quarter of fiscal 2000) of approximately $.4 million, primarily related to leasehold improvements, computer software and systems and equipment used in operations.

         During fiscal 2000, the Company had a revolving credit facility providing maximum borrowing availability of $30 million, subject to certain borrowing base limitations. That facility was secured by substantially all of the Company's assets. The interest rate on that credit facility was based on either LIBOR or the bank's base lending rate, plus a margin depending on the Company's ratio of its debt to tangible net worth. Borrowings under that credit facility bore interest at a rate between LIBOR plus 1.5% and a prime rate plus 3.0%. The credit facility contained customary restrictions and covenants, which limited the Company's ability to incur additional indebtedness and pay dividends, required the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, minimum net worth levels, and to satisfy certain other financial covenants.

         As a result of the net loss incurred in fiscal 1999, the Company was not in compliance with several covenants under its credit facility. Those covenants included maintenance of a specified minimum shareholders' equity, debt service coverage ratio, and a specified minimum earnings before interest, taxes, depreciation and amortization level. The lender granted the Company waivers for all non-compliant loan covenants as of March 31, 1999, in addition to granting waivers for the non-compliance with loan covenants during the first and second quarters of fiscal 2000. Since the Company expected to be in violation of these loan covenants through the remainder of fiscal 2000, the bank extended the waivers until March 31, 2000. On August 27, 1999, the lender agreed to modify the credit facility. The modifications included a six-month extension to the maturity date of the facility to April 1, 2000, a $5,000,000 reduction in the maximum available borrowings under the credit facility to $25,000,000, and a $3,000,000 reduction in the annual capital asset acquisition allowance to $1,000,000. As of April 30, 2000 the outstanding obligation under this facility was $23.9 million. In April 2000, management secured, from the Company's lenders, certain amendments to its credit facility. Among them are an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime rate plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio, and standard financial reporting requirements. As of April 30, 2000 the Company was in compliance with all covenants.

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

         At the end of the twentieth century, there was a worldwide concern regarding the use by many existing computer programs of only the last two digits rather than four to identify the year in the date field. If not corrected, many computer applications may have failed to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century, potentially resulting in system failure or miscalculations, disruption of business operations, including among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affected virtually all companies and organizations.

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

STATUS OF YEAR 2000 ISSUE

         The Company's significant operations are based on manual labor, such as airline baggage handling and security services and rely heavily on third parties like airlines, air traffic control systems and airport authorities. As of April 30, 2000 the Company has not encountered any Year 2000 failure problems and is unable to determine if there will be any failure problems in the future. The Company has not adopted a formal contingency plan and is unable to determine if any failure will occur and whether it will have a material impact on the Company's results of operations, liquidity and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137). SFAS No. 133 must be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets and liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities in either operations or comprehensive income (loss). The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore it is expected that the adoption of the requirements of SFAS No. 133 will not have a material affect on its financial statements.

FORWARD LOOKING STATEMENTS

         Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Statements in this quarterly report, including the notes to the consolidated financial statements, describe factors, among others, that could contribute to or cause such differences. These factors include, among others, the Company's ability to pay off or refinance its credit facility, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, the transition to new management, and negative publicity regarding the airline security and services and commercial staffing services industries. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of business, the Company is subject to foreign currency and interest rate risks. The risks primarily relate to the sale of the Company's services to foreign customers through its foreign subsidiaries and changes in interest rates on the Company's short-term financing.

         Foreign Currency Risk. A portion of the Company's revenues (3.2% through June 30, 1999) are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains a revolving line of credit which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at June 30, 1999 of $18.0 million which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the June 30, 1999 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its variable rate credit facility, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $181,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION AND SIGNATURES


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

MAY 9, 2000               INTERNATIONAL TOTAL SERVICES, INC.
-----------

                          By:   /S/ MARK D. THOMPSON
                                ---------------------------------------------
                                Mark D. Thompson
                                President and Interim Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MAY 9, 2000                     /S/ MARK D. THOMPSON
-----------                     --------------------
                                Mark D. Thompson
                                President and Interim Chief Executive Officer
                                (Principal Executive Officer)

MAY 9, 2000                     /S/ RONALD P. KOEGLER
-----------                     ---------------------
                                Ronald P. Koegler
                                Executive Vice President and Controller
                                (Principal Accounting Officer)

MAY 9, 2000                     /S/ MICHAEL F. SOSH
-----------                     -------------------
                                Michael F. Sosh
                                Executive Vice President and Treasurer
                                (Principal Financial Officer)