Form 10-Q
period 1999-09-30
INTERNATIONAL TOTAL SERVICES INC
filed 2000-05-12
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO _______

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

                                   Yes       No  X
                                      -----    -----

As of April 30, 2000, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                      10-Q

                                      INDEX

                                                                                                                 PAGE NO.
PART I       FINANCIAL INFORMATION
ITEM 1           Financial Statements

                      Consolidated Balance Sheets
                           as of September 30, 1999 and March 31, 1999............................................     2

                      Consolidated Statements of Operations and Comprehensive Income (Loss) for the:
                          Three Months Ended September 30, 1999 and 1998..........................................     3
                          Six Months Ended September 30, 1999 and 1998............................................     4

                      Consolidated Statements of Cash Flows
                          for the Six Months Ended September 30, 1999 and 1998....................................     5

                      Notes to Consolidated Financial Statements..................................................     6

ITEM 2           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................    13

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk.......................................    18

PART II      OTHER INFORMATION

ITEM 6           Exhibits and Reports on Form 8 - K...............................................................    19

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            SEPTEMBER 30,      MARCH 31,
                                                                                                1999             1999
                                                                                            --------------    -----------
                                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents................................................             $       1,094     $      672
      Accounts receivable - net of allowance for doubtful
        accounts of $630 and $513 respectively.................................                    24,273         23,811
      Cost and estimated earnings in excess of billings........................                       213             --
      Deferred taxes...........................................................                     3,033          3,033
      Uniforms, net............................................................                     2,135          2,691
      Other current assets.....................................................                     1,293          1,422
                                                                                            -------------     ----------
        Total current assets...................................................                    32,041         31,629
PROPERTY AND EQUIPMENT
      Security equipment.......................................................                     4,990          4,729
      Service equipment........................................................                     2,340          2,636
      Computer equipment.......................................................                     3,114          2,882
      Furniture and fixtures...................................................                     1,556          1,136
      Autos....................................................................                     1,064            974
      Leasehold improvements...................................................                        68             63
                                                                                            -------------     ----------

                                                                                                   13,132         12,420
      Less accumulated depreciation and amortization...........................                     6,545          5,773
                                                                                             ------------     ----------
        Property and equipment, net............................................                     6,587          6,647

INTANGIBLES, less accumulated amortization of $5,356
      and $ 3,932, respectively................................................                    34,842         32,254
SECURITY DEPOSITS AND OTHER....................................................                       134            104
                                                                                            -------------     ----------
  ASSETS.......................................................................               $    73,604     $   70,634
                                                                                            =============     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Trade accounts payable...................................................             $         968     $    1,871
      Billings in excess of costs and estimated earnings.......................                       476             --
      Accrued payroll and employee benefits....................................                    14,843         17,832
      Other accrued expenses...................................................                    10,091          8,554
      Income taxes payable.....................................................                        54             54
                                                                                            -------------     ----------
        Total current liabilities..............................................                    26,432         28,311
DEFERRED TAXES   ..............................................................                       623            623
LONG-TERM OBLIGATIONS..........................................................                    18,532         10,859
SHAREHOLDERS' EQUITY
      Common shares, without par value, stated at $.01 per share, authorized
        20,000 shares, issued and outstanding
        6,662 shares at September 30, 1999 and March 31, 1999..................                        67             67
      Additional paid-in capital...............................................                    31,211         31,211
      Accumulated other comprehensive loss.....................................                      (349)          (387)
      Retained deficit.........................................................                    (2,912)           (50)
                                                                                            --------------    -----------
                                                                                                   28,017         30,841
                                                                                            --------------    -----------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................             $      73,604     $   70,634
                                                                                            =============     ==========

The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                                        RESTATED
                                                                                1999                      1998
                                                                     -----------------------   -------------------------


Net operating revenues.......................................         $   55,609     100.0 %    $   58,407       100.0%
Cost of  revenues............................................             49,325      88.7 %        52,108        89.2%
                                                                      ----------    --------    ----------    ---------

                GROSS MARGIN.................................              6,284      11.3 %         6,299        10.8%

Selling, general and administrative expenses.................              6,434      11.5 %         5,217         8.9%
Amortization expense.........................................                652       1.2 %           570         1.0%
                                                                      ----------    --------    ----------    ---------

                  OPERATING PROFIT (LOSS)....................              (802)      (1.4)%           512         0.9%

Interest expense-net.........................................                426       0.8 %           234         0.4%
                                                                      ----------    --------    ----------    ---------

                  INCOME (LOSS) BEFORE INCOME TAXES..........            (1,228)      (2.2)%           278         0.5%

Provision for income taxes...................................                 --          --           115         0.2%
                                                                      ----------    --------    ----------    ---------
               NET INCOME (LOSS).............................         $  (1,228)      (2.2)%    $      163        0.3%
                                                                       =========    ========     =========    ========

Other comprehensive income
   Foreign currency translation adjustment...................                168                       126
                                                                      ----------                ----------

               COMPREHENSIVE INCOME (LOSS)...................         $  (1,060)                $      289
                                                                      ==========                ==========

Net income (loss) per share:
   Basic ....................................................         $   (0.18)                $     0.02
                                                                      ==========                ==========
   Diluted...................................................         $   (0.18)                $     0.02
                                                                      ==========                ==========

Weighted average number of shares outstanding: (000's)
   Basic ....................................................              6,662                     6,662
                                                                      ==========                ==========
   Diluted...................................................              6,662                     6,662
                                                                      ==========                ==========







The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                                                                       RESTATED
                                                                              1999                       1998
                                                                   -------------------------   ------------------------

Net operating revenues.......................................         $  111,414      100.0%    $  114,528       100.0%
Cost of revenues ............................................             99,767       89.5%       102,396        89.4%
                                                                      ----------    --------    ----------    ---------

         GROSS MARGIN........................................             11,647       10.5%        12,132        10.6%

Selling, general and administrative expenses.................             12,339       11.1%        10,277         9.0%
Amortization expense.........................................              1,424        1.3%         1,072         0.9%
                                                                      ----------    --------    ----------    ---------

         OPERATING PROFIT (LOSS).............................            (2,116)      (1.9)%           783         0.7%

Interest expense-net.........................................                746        0.7%           324         0.3%
                                                                      ----------    --------    ----------    ---------

         INCOME (LOSS) BEFORE INCOME TAXES...................            (2,862)      (2.6)%           459         0.4%

Provision for income taxes...................................                 --          --           190         0.2%
                                                                      ----------    --------    ----------    ---------

         NET INCOME (LOSS)...................................         $  (2,862)        (2.6)%  $      269         0.2%
                                                                       =========    ==========   =========    =========

Other comprehensive income
   Foreign currency translation adjustment...................                 38                         1
                                                                      ----------                ----------

         COMPREHENSIVE INCOME (LOSS).........................         $  (2,824)                $      270
                                                                      ==========                ==========

Net income (loss) per share:
   Basic ....................................................         $   (0.43)                $     0.04
                                                                      ==========                ==========
   Diluted...................................................         $   (0.43)                $     0.04
                                                                      ==========                ==========

Weighted average number of shares outstanding: (000's)
   Basic ....................................................              6,662                     6,662
                                                                      ==========                ==========
   Diluted...................................................              6,662                     6,662
                                                                      ==========                ==========





The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                                                      ------------------------------
                                                                                                              RESTATED
                                                                                        1999                     1998
                                                                                   --------------            -----------
OPERATING ACTIVITIES:
   Net income (loss).........................................                      $      (2,862)            $       269
   Adjustments to reconcile net income (loss) to net
       cash (used for) provided by  operating activities:
       Depreciation..........................................                                826                     545
       Amortization..........................................                              1,424                   1,072
       Loss on disposal of fixed assets......................                                 21                      --
       Deferred Taxes........................................                                 --                  (1,053)
       Changes in working capital:
         Accounts receivable.................................                              1,093                  (1,322)
         Other assets........................................                                521                     (60)
         Trade accounts payable..............................                               (935)                 (1,134)
         Accrued expenses....................................                             (1,114)                  2,573
                                                                                   --------------            -----------
           Net cash (used for) provided by operating activities                           (1,026)                    890

INVESTING ACTIVITIES:
   Additions to property and equipment.......................                               (632)                 (2,405)
   Proceeds received from deposits and sale of equipment.....                                146                     218
   Property and equipment of acquired businesses.............                               (302)                    (45)
   Working capital acquired, net of cash.....................                             (1,470)                     --
   Intangibles from acquisitions of businesses...............                             (4,005)                 (7,053)
                                                                                   --------------            ------------
           Net cash used for investing activities............                             (6,263)                 (9,285)

FINANCING ACTIVITIES:
   Net borrowings on note payable to bank....................                              7,673                   9,516
                                                                                   -------------             -----------
           Net cash provided by financing activities.........                              7,673                   9,516

Effect of exchange rates on cash.............................                                 38                       1
                                                                                   -------------             -----------
   Net increase  in cash and cash equivalents................                                422                   1,122
Cash and cash equivalents at beginning of period.............                                672                   3,542
                                                                                   -------------             -----------
Cash and cash equivalents at end of period...................                      $       1,094             $     4,664
                                                                                   =============             ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest..............................................                      $         727              $      241
                                                                                   =============              ==========
       Income taxes..........................................                      $          66              $      790
                                                                                   =============              ==========



The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1999 and the results of its operations for the three and six month periods ended September 30, 1999 and 1998 and cash flows for the six month periods ended September 30, 1999 and 1998 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three month and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

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

         Commencing in the first quarter of fiscal 2000, as a result of an acquisition (see Note D), revenues generated from the sales of security products are recognized on the percentage of completion basis if the duration of the contract is greater than five (5) working days and the contract payment terms allow for related progress billings. This change was necessary since the newly acquired company is involved in numerous long term installation contracts. This change did not have a material impact on the results previously reported for the sale of security products. The percentage-of-completion method is based on estimates by the project manager.

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

NOTE B - GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 1999, incurred a loss for the six months ended September 30, 1999 and for fiscal 2000, and has negative tangible net worth. Operations have generated negative cash flow for fiscal 2000. These factors raise doubts about the Company's ability to continue as a going concern.

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

   The following is a summary of the restated unaudited quarterly results of operations for the year ended March 31, 1999:

                                           JUNE 30    SEPTEMBER 30    DECEMBER 31      MARCH 31
                                           -------    ------------    -----------      --------
FISCAL 1999
Net operating revenues                    $ 56,121       $ 58,407       $ 58,858       $ 53,486
                                          ========       ========       ========       ========
Gross margin, as previously reported      $  7,125       $  7,586       $  7,552       $ (1,884)
     Restatement                            (1,292)        (1,287)        (1,100)         4,948
                                          --------       --------       --------       --------
Gross margin, as restated                 $  5,833       $  6,299       $  6,452       $  3,064
                                          ========       ========       ========       ========
Net income, as previously reported        $    448       $    425       $    490       $ (9,442)
     Restatement                              (342)          (262)          (276)         1,664
                                          --------       --------       --------       --------
Net income/(loss) as restated             $    106       $    163       $    214       $ (7,778)
                                          ========       ========       ========       ========
Net income/(loss) per share
     Basic and Diluted
          As reported                         0.07           0.06           0.07          (1.41)
          Restatement                     $  (0.05)      $  (0.04)      $  (0.04)      $   0.24
                                          --------       --------       --------       --------
          As restated                     $   0.02       $   0.02       $   0.03       $  (1.17)
                                          ========       ========       ========       ========


NOTE D - ACQUISITIONS

         During the quarter ended September 30, 1999, the Company did not make any acquisitions. During the first quarter of fiscal 2000, the Company made two acquisitions. The Company acquired commercial security contracts from an entity for an aggregate purchase price of approximately $1.6 million which included $98,000 for equipment. Approximately $1.3 million of the purchase price was allocated to the contracts and approximately $148,000 was allocated to goodwill.

         Also during the first quarter of fiscal 2000, the Company acquired the outstanding stock of a security products distribution entity for approximately $5.0 million in cash. The purchased net assets included cash of $826,000, net receivables of $1,555,000, inventories of $249,000, equipment of $204,000, accounts payable and other liabilities of $334,000 and $2,500,000 attributable to goodwill. See Note H - Subsequent Events.

         These acquisitions have been accounted for under the purchase method of accounting, and goodwill is being charged to operations on a straight-line basis over 20 years.

         The operating results related to the acquired contracts and the acquired security products distribution entity have been included in the Company's results of operations from the respective dates of acquisitions.

         The following unaudited pro forma results of operations give effect to the above acquisitions as if the two acquisitions, made during the first half of fiscal 2000, had been made at April 1, 1998.

                                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                                        --------------------------------
                                                                                              1999               1998
                                                                                       --------------          --------
                                                                                                               RESTATED

Net operating revenues.........................................................        $    55,609            $   61,077
Net income (loss)..............................................................        $   (1,228)            $      465
Net income (loss) per share:
      Basic....................................................................        $     (.18)            $      .07
      Diluted..................................................................        $     (.18)            $      .07


                                                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                                                        ------------------------------
                                                                                               1999              1998
                                                                                        ----------------       --------
                                                                                                              RESTATED

Net operating revenues.........................................................        $  112,433             $  119,601
Net income (loss)..............................................................        $   (2,761)            $      753
Net income (loss) per share:
      Basic....................................................................        $     (.41)            $      .11
      Diluted..................................................................        $     (.41)            $      .11

         The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of each year, or results which may occur in the future.

NOTE E - REPORTABLE SEGMENTS

         The Company has three segments: Aviation Staffing Services, Commercial Security Staffing Services and Security Products Distribution. The aviation services offered by the Company include skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's commercial security staffing services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. The Security Products segment offers a line of security products including airport and commercial security checkpoint products and hand-held metal detectors.

         The Company's reportable segments are strategic business units that offer different products and services to different markets. Aviation services is treated as a separate business because of its unique marketing focus and the specialized needs of its customer base, the airline industry. Commercial security staffing services is treated as a separate business due to its focus on security services and its wide range of clients. Security products is treated as a separate business because it markets tangible security goods.

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

                             SEGMENT DISCLOSURE DATA
                             -----------------------


                                                  AVIATION      COMMERCIAL       SECURITY
                                                  STAFFING   SECURITY STAFFING   PRODUCTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999       SERVICES       SERVICES       DISTRIBUTION      TOTALS
-------------------------------------------
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
Net operating revenues ....................      $  83,023       $  24,502       $   3,889       $ 111,414
Cost of revenues ..........................      $  76,564       $  20,337       $   2,866       $  99,767
Gross margin ..............................      $   6,459       $   4,165       $   1,023       $  11,647
Net income (loss) .........................      $  (2,212)      $    (728)      $      78       $  (2,862)


FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 1998 (RESTATED)
-----------------------------

Net operating revenues ....................      $  87,584       $  24,633       $   2,311       $ 114,528
Cost of revenues ..........................      $  79,364       $  21,165       $   1,867       $ 102,396
Gross margin ..............................      $   8,220       $   3,468       $     444       $  12,132
Net income (loss) .........................      $     499       $    (203)      $     (27)      $     269





                      DISCLOSURE OF GEOGRAPHIC INFORMATION
                      ------------------------------------


NET OPERATING REVENUES FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 1999 AND ASSETS AT SEPTEMBER 30, 1999      REVENUES       ASSETS
---------------------------------------------------      --------       ------
United States .....................................      $107,835      $ 72,947
Other Countries ...................................         3,579           657
                                                         --------      --------
Total .............................................      $111,414      $ 73,604
                                                         ========      ========

NET OPERATING REVENUES FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 1998 AND ASSETS AT MARCH 31, 1999                                             REVENUES            ASSETS
-----------------------------------------------
United States ...................................................................            $110,473           $70,010
Other Countries..................................................................               4,055               624
                                                                                       --------------    --------------
Total............................................................................            $114,528           $70,634
                                                                                       ==============    ==============


DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the six months ended September 30, 1999 and 1998, revenues from one major customer amounted to approximately 23.1% and 27.9% of net operating revenues, respectively. Services provided to another major customer generated revenues of 12.6% and 11.8% of net operating revenues for the six month periods ended September 30, 1999 and 1998.

         Five airline customers, including the two noted above, accounted for approximately 46.8% and 50.0% of net operating revenues for the six months ended September 30, 1999 and 1998, respectively, and accounted for 34.0% and 42.6% of net accounts receivable at September 30, 1999 and March 31, 1999, respectively.

NOTE F- FINANCING ARRANGEMENTS

         Prior to August 27, 1999, the Company had a credit facility secured by substantially all accounts receivable, equipment, and other assets. The credit facility provided for borrowings under a revolving promissory note of up to $30 million through September 30, 1999, limited to a percentage of eligible receivables. The revolving promissory note bears interest at a variable rate based on the Company's total debt to tangible net worth ranging from LIBOR plus 1.50% to the bank's prime rate plus 3.0%. The Company had approximately $18,532,000 and $10,859,000 outstanding under the facility at September 30, 1999 and March 31, 1999, respectively with interest rates of 9.00% and 7.57%, respectively.

         On August 27, 1999, the lender agreed to modify the credit facility. The modifications included a six month extension to the maturity date of the facility to April 1, 2000, a $5,000,000 reduction in the maximum available borrowings to $25,000,000, and a $3,000,000 reduction in the annual capital asset acquisition allowance to $1,000,000. In April 2000, the credit facility was amended and extended to April 1, 2001. See Note H - Subsequent Events. At April 30, 2000, outstanding obligations under this facility were $23.9 million.

         The credit facility limits the Company's ability to incur additional indebtedness and pay dividends, requires the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, minimum net worth levels, and to satisfy other financial covenants. At September 30, 1999, the Company was not in compliance with certain of these covenants. Waivers were obtained for these covenant violations and waivers were obtained through March 31, 2000 for those covenants which the Company did not meet through the end of fiscal 2000.

         On July 7, 1999, the Company entered into a First Demand Guarantee with a German bank to guarantee overdrafts of the German operations up to 500,000 Deutsche Marks (approximately $270,000 at that date). In February 2000 the Company received notice for a claim amounting to approximately $122,000 related to this guarantee.

NOTE G - DELISTING OF COMMON SHARES

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of the Company's shares would be halted pending the receipt and review of additional information in accordance with Rule 4330 (c) of Marketplace Rules of the Nasdaq Stock Market. The primary cause for the extended halt is the non-timely filing of the Company's Form 10-K for fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Company's stock was delisted from the Nasdaq Stock Market. On October 26, 1999 the Company's stock began being quoted on the Electronic Quotation System of National Quotation Bureau LLC.

NOTE H - SUBSEQUENT EVENTS

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

         EXTENSION OF BANK CREDIT FACILITY

         In April 2000 management secured, from the Company's lenders, certain amendments to its existing credit facility. Among them is an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of April 30, 2000, the Company was in compliance with all covenants.

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

                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999

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

         Acquisitions had played an important role in the Company's net operating revenue growth during fiscal 1999 and 1998. During the first quarter of fiscal 2000 the Company completed two acquisitions and none during the second quarter. The Company is not presently pursuing further acquisitions, and does not anticipate that acquisitions will materially contribute to growth in the foreseeable future.

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

         Following the Change in Control during October 1999, as described in Note H of Notes to Consolidated Financial Statements, the Company hired a new chief executive officer and began an extensive review of internal processes, organizational structure and business practices to identify methods of improving the quality of its delivered services.

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

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations in the fiscal year ended March 31, 1999 and continues to incur losses and negative cash flow in fiscal 2000 and has negative tangible net worth. Although the Company obtained a one year extension of its credit facility in April 2000 (See Note H of Notes to the Consolidated Financial Statements) the negative cash generated during fiscal 2000 and forecast to continue into the first half of fiscal 2001 are factors that raise doubts about the Company's ability to continue as a going concern.

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


RESULTS OF OPERATIONS

         NET OPERATING REVENUES. Revenues for the second quarter of fiscal 2000 decreased by $2.8 million, or 4.8%, to $55.6 million, as compared with $58.4 million in the second quarter of fiscal 1999. Revenues for the first six months of fiscal 2000 decreased by $3.1 million, or 2.7%, to $111.4 million, as compared with the first six months of fiscal 1999. The revenue decrease was primarily the result of the loss of several large aviation service contracts during the first and second quarters of fiscal 2000 totaling about $4.2 million in quarterly revenue losses. This was partially offset by revenues generated from the acquisition of two businesses during the first quarter of fiscal 2000. Since the Company has decided not to pursue acquisitions at the present time due to the Company's cost of capital and lack of availability of funds under its current credit facility, this revenue decline is expected to continue.

         COST OF REVENUES. Cost of revenues was $49.3 million in the second quarter of fiscal 2000 compared with $52.1 million in the second quarter of fiscal 1999, a decrease of $2.8 million, or 5.3%, as a percentage of revenues, cost of revenues decreased to 88.7% in fiscal 2000, from 89.2% in fiscal 1999. Cost of revenues was $99.8 million in the first half of fiscal 2000 compared with $102.4 million in the first half of fiscal 1999, a decrease of $2.6 million, or 2.5%. As a percentage of revenues, cost of revenues increased to 89.5% in fiscal 2000, from 89.4% in fiscal 1999. The year over year reduction in gross cost of revenues is primarily due to the loss of several large service aviation contracts, which in turn led to a reduction in the amount of labor needed to service customer accounts. The strength of the United States economy during this period has driven unemployment to low levels and has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers. These factors have resulted in increased marginal costs of operating revenues and lower gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the second quarter of fiscal 2000 were $6.4 million compared with $5.2 million in the prior year, an increase of $1.2 million, or 23.1%. Measured as a percentage of operating revenues, these expenses were 11.5% in the second quarter of fiscal 2000 and 8.9% in the second quarter of the prior fiscal year. Selling, general and administrative expenses in the first half of fiscal 2000 were $12.3 million compared with $10.3 million in the prior year, an increase of $2.0 million, or 19.4%. Measured as a percentage of operating revenues, these expenses were 11.1% in fiscal 2000 and 9.0% in the prior year. This increase related specifically to increased corporate expenses for consulting and professional (legal and accounting) fees and wages incurred. The Company has hired new management and consultants to assist it in evaluating organization structure, improve inefficiencies and improve controls over field operations. Management is evaluating the performance and profitability of each business segment and the contract relationship with each significant customer. These consulting costs are expected to continue throughout fiscal 2000 as Management formulates and implements a business improvement plan. There is no assurance that this plan will achieve its desired result of increased profitability.

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense increased to $0.7 million in the second quarter of fiscal 2000 from $0.6 million in the second quarter of fiscal 1999, an increase of 14.4%. Contract and goodwill amortization expense increased to $1.4 million in the six month period ended September 30, 1999, an increase of $0.3 million from the prior year's $1.1 million. This 32.8% increase is a result of the amortization of the contract value and goodwill for the six acquisitions completed in fiscal 1999 and the two acquisitions completed in fiscal 2000.

         INTEREST EXPENSE. Interest expense increased 82.1% in the second quarter of fiscal 2000 to $0.4 million from $0.2 million in the prior year. The increase of $0.2 million is a result of higher average borrowings of $22.3 million in the second quarter fiscal 2000 compared with $10.3 million in the second quarter fiscal 1999. Interest expense increased 130.2% in the first half of fiscal 2000 to $0.7 million from $0.3 million in the prior year. The increase in interest expense of $0.4 million is a result of higher average borrowings in fiscal 2000 compared with fiscal 1999, $20.2 million as compared to $7.5 million respectively, partially offset by a decrease in the Company's effective borrowing rate from 8.06% to 7.82% for the six months ended September 30, 1998 and 1999, respectively.

         INCOME TAXES. Due to the net loss incurred, and the uncertainty of any carry forward tax benefits, no income tax benefit was recorded for the quarter and six months ended September 30, 1999. The Company's effective income tax rate was 41.4% for the three and six months of fiscal 1999. The Company's effective income tax rate was 44.1% for the six months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. During fiscal 2000, the Company's cash requirements were heightened by its increased payroll and by its two (2) acquisitions and the need to support the activities resulting from those acquisitions as well as those completed last fiscal year. Operating activities used $1.0 million in cash in the first six months of fiscal 2000, as compared to cash provided by operating activities of $0.9 million in fiscal 1999.

         Investing activities used $6.3 million for the six months ended September 30, 1999, a decrease of $3.0 million from the same period in fiscal 1999. The reduction in cash used for investing activities is the result of reductions in the pace of acquisitions and reductions in capital expenditures. In fiscal 2000, payments for acquisitions were reduced to $4.0 million from $7.1 million in fiscal 1999. The Company anticipates that it will not continue making expenditures to fund any acquisitions. The Company made capital expenditures during the remainder of fiscal 2000 of approximately $0.3 million, primarily related to leasehold improvements, computer software, and systems and equipment used in operations.

         Financing activities, which relate to net borrowings on the note payable to the bank, provided $7.7 million, compared with $9.5 million in fiscal 1999.

         During fiscal 2000, the Company had a revolving credit facility providing maximum borrowing availability of $30 million, subject to certain borrowing base limitations. That facility was secured by substantially all of the Company's assets. The interest rate on that credit facility was based on either LIBOR or the bank's base lending rate, plus a margin depending on the Company's ratio of its debt to tangible net worth. Borrowings under that credit facility bore interest at a rate between LIBOR plus 1.5% and prime rate plus 3.0%. The credit facility contained customary restrictions and covenants, which limited the Company's ability to incur additional indebtedness, pay dividends, and required the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, and minimum net worth levels, and to satisfy certain other financial covenants.

         As a result of the net loss incurred in fiscal 1999, the Company was not in compliance with several covenants under its credit facility. Those covenants included maintenance of a specified minimum shareholders' equity, debt service coverage ratio, and a specified minimum earnings before interest, taxes, depreciation and amortization level. The lender granted the Company waivers for all non-compliant loan covenants as of March 31, 1999, in addition to granting waivers for the non-compliance with loan covenants during the first and second quarters of fiscal 2000. Since the Company expected to be in violation of these loan covenants through the remainder of fiscal 2000, the bank extended the waivers until March 31, 2000. On August 27, 1999, the lender agreed to modify the credit facility. The modifications included a six-month extension to the maturity date of the facility to April 1, 2000, a $5,000,000 reduction in the maximum available borrowings under the credit facility to $25,000,000, and a $3,000,000 reduction in the annual capital asset acquisition allowance to $1,000,000. As of April 30, 2000 the outstanding obligation under this facility was $23.9 million. In April 2000, management secured, from the Company's lenders, certain amendments to its credit facility. Among them is an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime rate plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio, and standard financial reporting requirements. As of April 1, 2000 the Company was in compliance with all covenants.

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

         As previously discussed, the Company's lack of external financing sources will limit its ability to grow by acquisitions and rely on net cash generated by operations to pay expenses and existing liabilities. Such limitations may have an adverse impact on the Company's liquidity and the results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137). SFAS No. 133 must be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets and liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities in either operations or comprehensive income (loss). The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore it is expected that the adoption of the requirements of SFAS No. 133 will not have a material affect on its financial statements.

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

         Foreign Currency Risk. A portion of the Company's revenues (3.5% through September 30, 1999) are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains a revolving line of credit which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at September 30, 1999 of $18.5 million which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the September 30, 1999 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its variable rate credit facility, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $185,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(a)      Exhibits:

                          EXHIBIT NUMBER                  DESCRIPTION
                          --------------                  -----------

                              10.15 Third Amendment to Third Amended and Restated Consolidated
                                                Replacement Credit Facility and
                                                Security Agreement, dated as of
                                                September 14, 1999, between Bank
                                                One, Cleveland, NA and the
                                                Company




                              10.16 Second Amended and Restated Replacement Promissory Note, dated September 14, 1999, executed by the Company in favor of Bank One, NA, successor by merger to Bank One, Cleveland NA

                                 27 Financial Data Schedule (For SEC Filing Purposes Only)


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



MAY 9, 2000                       /s/  Mark D. Thompson
-----------                       ---------------------------------------------
                                  Mark D. Thompson
                                  President and Interim Chief Executive Officer
                                  (Principal Executive Officer)

MAY 9, 2000                       /s/  Ronald P. Koegler
-----------                       ---------------------------------------------
                                  Ronald P. Koegler
                                  Executive Vice President and Controller
                                  (Principal Accounting Officer)


MAY 9, 2000                       /s/ Michael F. Sosh
-----------                       ---------------------------------------------
                                  Michael F. Sosh
                                  Executive Vice President and Treasurer
                                  (Principal Financial Officer)