Form 10-Q
period 1999-12-31
INTERNATIONAL TOTAL SERVICES INC
filed 2000-05-12
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                Yes   [X]   No [ ]

As of April 30, 2000, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                      10-Q

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I       FINANCIAL INFORMATION

ITEM 1           Financial Statements

                      Consolidated Balance Sheets
                           as of December 31, 1999 and March 31, 1999.............................................     2

                      Consolidated Statements of Operations and Comprehensive Income (Loss) for the:
                          Three Months Ended December 31, 1999 and 1998...........................................     3
                          Nine Months Ended December 31, 1999 and 1998............................................     4

                      Consolidated Statements of Cash Flows
                          for the Nine Months Ended December 31, 1999 and 1998....................................     5

                      Notes to Consolidated Financial Statements..................................................     6

ITEM 2           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................    13

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk.......................................    18

PART II      OTHER INFORMATION

ITEM 6           Exhibits and Reports on Form 8 - K...............................................................    19

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            DECEMBER 31,        MARCH 31,
                                                                                                1999              1999
                                                                                                ----              ----
                                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents................................................             $       1,702     $      672
      Accounts receivable - net of allowance for doubtful
        accounts of $552 and $513, respectively................................                    25,701         23,811
      Cost and estimated earnings in excess of billings........................                       453             --
      Deferred taxes...........................................................                     3,033          3,033
      Uniforms, net............................................................                     2,009          2,691
      Other current assets.....................................................                     1,212          1,422
                                                                                            -------------     ----------
        Total current assets...................................................                    34,110         31,629
PROPERTY AND EQUIPMENT
      Security equipment.......................................................                     4,246          4,729
      Service equipment........................................................                     2,343          2,636
      Computer equipment.......................................................                     3,155          2,882
      Furniture and fixtures...................................................                     1,561          1,136
      Autos....................................................................                     1,020            974
      Leasehold improvements..................................................                         73             63
                                                                                            -------------     ----------
                                                                                                   12,398         12,420
      Less accumulated depreciation and amortization...........................                     6,723          5,773
                                                                                             ------------     ----------
        Property and equipment, net...........................................                      5,675          6,647


INTANGIBLES, less accumulated amortization of $6,175
      and $3,932, respectively.................................................                    34,037         32,254
SECURITY DEPOSITS AND OTHER....................................................                       144            104
                                                                                            -------------     ----------
      TOTAL ASSETS.............................................................             $      73,966     $   70,634
                                                                                            =============     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Trade accounts payable...................................................             $       2,566     $    1,871
      Billings in excess of costs and estimated earnings.......................                       631             --
      Accrued payroll and employee benefits....................................                    15,770         17,832
      Other accrued expenses...................................................                    11,361          8,554
      Income taxes payable.....................................................                        54             54
                                                                                            -------------     ----------
        Total current liabilities..............................................                    30,382         28,311
DEFERRED TAXES   ..............................................................                       623            623
LONG-TERM OBLIGATIONS..........................................................                    18,914         10,859
SHAREHOLDERS' EQUITY
      Common shares, without par value, stated at $.01 per share, authorized
        20,000 shares, issued and outstanding
        6,662 shares at  December 31, 1999 and March 31, 1999..................                        67             67
      Additional paid-in capital...............................................                    31,211         31,211
      Accumulated other comprehensive loss.....................................                      (422)          (387)
      Retained deficit.........................................................                    (6,809)           (50)
                                                                                            -------------     ----------
                                                                                                   24,047         30,841
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................             $      73,966     $   70,634
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

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                                       RESTATED
                                                                                1999                      1998
                                                                      ----------------------    -----------------------

Net operating revenues.......................................         $   52,805      100.0%    $   58,858       100.0%
Cost of  revenues............................................             47,290       89.6%        52,406        89.0%
                                                                      ----------    --------    ----------    ---------

                GROSS MARGIN.................................              5,515       10.4%         6,452        11.0%

Selling, general and administrative expenses.................              8,077       15.2%         5,214         8.9%
Amortization expense.........................................                819        1.6%           611         1.0%
                                                                      ----------    --------    ----------    ---------

                OPERATING PROFIT (LOSS)......................            (3,381)      (6.4)%           627         1.1%

Interest expense-net.........................................                516        1.0%           267         0.5%
                                                                      ----------    --------    ----------    ---------

                INCOME (LOSS) BEFORE INCOME TAXES............            (3,897)      (7.4)%           360         0.6%

Provision for income taxes...................................                 --          --           146         0.2%
                                                                      ----------    --------    ----------    ---------
                NET INCOME (LOSS)............................         $  (3,897)      (7.4)%    $      214        0.4%
                                                                      ==========    ========    ==========    =========

Other comprehensive income (loss)
   Foreign currency translation adjustment...................               (73)                        67
                                                                      ----------                ----------

               COMPREHENSIVE INCOME (LOSS)...................         $  (3,970)                $      281
                                                                      ==========                ==========

Net income (loss) per share:
   Basic ....................................................         $   (0.58)                $     0.03
                                                                      ==========                ==========
   Diluted...................................................         $   (0.58)                $     0.03
                                                                      ==========                ==========

Weighted average number of shares outstanding: (000's)
   Basic ....................................................              6,662                     6,662
                                                                      ==========                ==========
   Diluted...................................................              6,662                     6,662
                                                                      ==========                ==========


The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                                                        RESTATED
                                                                                1999                      1998
                                                                      ----------------------    -----------------------

Net operating revenues.......................................         $  164,219      100.0%    $  173,386       100.0%
Cost of revenues ............................................            147,057       89.5%       154,802        89.3%
                                                                      ----------    --------    ----------    ---------

         GROSS MARGIN........................................             17,162       10.5%        18,584        10.7%

Selling, general and administrative expenses.................             20,416       12.4%        15,491         8.9%
Amortization expense.........................................              2,243        1.4%         1,683         1.0%
                                                                      ----------    --------    ----------    ---------

         OPERATING PROFIT (LOSS).............................            (5,497)      (3.3)%         1,410         0.8%

Interest expense-net.........................................              1,262        0.8%           591         0.3%
                                                                      ----------    --------    ----------    ---------

         INCOME (LOSS) BEFORE INCOME TAXES...................            (6,759)      (4.1)%           819         0.5%

Provision for income taxes...................................                 --        -0-%           336         0.2%
                                                                      ----------    --------    ----------    ---------

         NET INCOME (LOSS)...................................         $  (6,759)        (4.1)%  $      483         0.3%
                                                                       =========    ==========   =========    =========

Other comprehensive income (loss)
   Foreign currency translation adjustment...................               (35)                        68
                                                                      ----------                ----------

         COMPREHENSIVE INCOME (LOSS).........................         $  (6,794)                $      551
                                                                      ==========                ==========

Net income (loss) per share:
   Basic ....................................................         $   (1.02)                $     0.07
                                                                      ==========                ==========
   Diluted...................................................         $   (1.02)                $     0.07
                                                                      ==========                ==========

Weighted average number of shares outstanding: (000's)
   Basic ....................................................              6,662                     6,662
                                                                      ==========                ==========
   Diluted...................................................              6,662                     6,662
                                                                      ==========                ==========



The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                        NINE MONTHS ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                                              RESTATED
                                                                                         1999                    1998
                                                                                   --------------            -----------
OPERATING ACTIVITIES:
   Net income (loss).........................................                      $      (6,759)            $       483
   Adjustments to reconcile net income (loss) to net
       cash (used for) provided by operating activities:
       Depreciation..........................................                              1,170                     859
       Amortization..........................................                              2,243                   1,683
       Gain on disposal of fixed assets......................                                (62)                    (19)
       Deferred Taxes........................................                                 --                  (1,570)
       Changes in working capital:
         Accounts receivable.................................                               (335)                 (3,751)
         Other assets........................................                                696                     376
         Trade accounts payable..............................                                662                    (207)
         Accrued expenses....................................                              1,029                   4,338
                                                                                   -------------             -----------
           Net cash (used for) provided by operating activities                           (1,356)                  2,192

INVESTING ACTIVITIES:
   Additions to property and equipment.......................                               (740)                 (2,458)
   Deposit on sale of property and equipment.................                                 --                     200
   Proceeds received from sale of equipment..................                                904                     176
   Property and equipment of acquired businesses.............                               (302)                   (187)
   Working capital acquired, net of cash.....................                             (1,470)                     --
   Intangibles from acquisitions of businesses...............                             (4,026)                 (8,434)
                                                                                   --------------            ------------
           Net cash used for investing activities............                             (5,634)                (10,703)

FINANCING ACTIVITIES:
   Net borrowings on note payable to bank....................                              8,055                   8,760
                                                                                   -------------             -----------
           Net cash provided by financing activities.........                              8,055                   8,760

Effect of exchange rates on cash.............................                                (35)                     68
                                                                                   --------------            -----------
   Net increase in cash and cash equivalents.................                              1,030                     317
Cash and cash equivalents at beginning of period.............                                672                   3,542
                                                                                   -------------             -----------
Cash and cash equivalents at end of period...................                      $       1,702             $     3,859
                                                                                   =============             ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest..............................................                      $       1,218             $       518
                                                                                   =============             ===========
       Income taxes..........................................                      $          68             $     1,274
                                                                                   =============             ===========


The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of December 31, 1999 and the results of its operations for the three and nine month periods ended December 31, 1999 and 1998 and cash flows for the nine month periods ended December 31, 1999 and 1998 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three month and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

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

NOTE B - GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 1999, incurred a loss for the nine months ended December 31, 1999 and for fiscal 2000, and has negative tangible net worth. Operations have generated negative cash flow for fiscal 2000. These factors raise doubts about the Company's ability to continue as a going concern.

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

   The following is a summary of the restated unaudited quarterly results of operations for the year ended March 31, 1999:


                                                     JUNE 30       SEPTEMBER 30    DECEMBER 31            MARCH 31
                                                     -------       ------------    -----------            --------
FISCAL 1999
Net operating revenues                              $ 56,121           $ 58,407          $ 58,858         $ 53,486
                                                    ========           ========          ========         ========
Gross margin, as previously reported                 $ 7,125            $ 7,586           $ 7,552         $(1,884)
     Restatement                                     (1,292)            (1,287)           (1,100)            4,948
                                                    --------           --------          --------         --------
Gross margin, as restated                            $ 5,833            $ 6,299           $ 6,452          $ 3,064
                                                    ========           ========          ========         ========
Net income, as previously reported                    $  448             $  425            $  490         $(9,442)
     Restatement                                       (342)              (262)             (276)            1,664
                                                    --------           --------          --------         --------
Net income/(loss) as restated                         $  106             $  163            $  214         $(7,778)
                                                    ========           ========          ========         ========
Net income/(loss) per share
     Basic and Diluted
          As reported                                   0.07               0.06              0.07           (1.41)
          Restatement                                $(0.05)            $(0.04)           $(0.04)           $ 0.24
                                                    --------           --------          --------         --------
          As restated                                 $ 0.02             $ 0.02            $ 0.03          $(1.17)
                                                    ========           ========          ========         ========

NOTE D - ACQUISITIONS

         During the six months ended December 31, 1999, the Company did not make any acquisitions. During the first quarter of fiscal 2000, the Company made two acquisitions. The Company acquired commercial security contracts from an entity for an aggregate purchase price of approximately $1.6 million, which included $98,000 for equipment. Approximately $1.3 million of the purchase price was allocated to the contracts and approximately $148,000 was allocated to goodwill.

         Also during the first quarter of fiscal 2000, the Company acquired the outstanding stock of a security products distribution entity for approximately $5.0 million in cash. The purchased net assets included cash of $826,000, net receivables of $1,555,000, inventories of $249,000, equipment of $204,000, accounts payable and other liabilities of $334,000 and $2,500,000 attributable to goodwill. See Note I - Subsequent Events.

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


                                                                                        THREE MONTHS ENDED DECEMBER 31,
                                                                                       ---------------------------------
                                                                                           1999                  1998
                                                                                       -----------            ----------
                                                                                                               RESTATED

Net operating revenues.........................................................        $    52,795            $   60,948
Net income (loss)..............................................................        $   (3,886)            $      321
Net income (loss) per share:
      Basic....................................................................        $    (0.58)            $     0.05
      Diluted..................................................................        $    (0.58)            $     0.05


                                                                                         NINE MONTHS ENDED DECEMBER 31,
                                                                                       ---------------------------------
                                                                                           1999                  1998
                                                                                       -----------            ----------
                                                                                                               RESTATED

Net operating revenues.........................................................        $   165,229            $  180,549
Net income (loss)..............................................................        $   (6,697)            $    1,074
Net income (loss) per share:
      Basic....................................................................        $    (1.00)            $     0.16
      Diluted..................................................................        $    (1.00)            $     0.16

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


                                                                   AVIATION     COMMERCIAL         SECURITY
                                                                   STAFFING  SECURITY STAFFING     PRODUCTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999                        SERVICES       SERVICES       DISTRIBUTION     TOTALS
                                                                 -----------   --------------    ------------  ------------

Net operating revenues....................................       $   121,038   $     36,413      $      6,768  $    164,219
Cost of revenues..........................................       $   112,005   $     30,149      $      4,903  $    147,057
Gross margin  ............................................       $     9,033   $      6,264      $      1,865  $     17,162
Net income (loss).........................................       $   (5,268)   $    (1,743)      $        252  $    (6,759)


FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 (RESTATED)

Net operating revenues....................................       $   131,375   $     38,689      $      3,322  $    173,386
Cost of revenues..........................................       $   119,127   $     33,015      $      2,660  $    154,802
Gross margin  ............................................       $    12,248   $      5,674      $        662  $     18,584
Net income (loss).........................................       $       651   $      (138)      $       (30)  $        483

                      DISCLOSURE OF GEOGRAPHIC INFORMATION

NET OPERATING REVENUES FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND ASSETS AT DECEMBER 31, 1999


                                                                                          REVENUES            ASSETS
                                                                                       --------------    --------------
United States ...................................................................      $      159,534    $       73,237
Other Countries..................................................................               4,685               729
                                                                                       --------------    --------------
Total         ...................................................................      $      164,219    $       73,966
                                                                                       ==============    ==============


NET OPERATING REVENUES FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND ASSETS AT MARCH 31, 1999


                                                                                          REVENUES            ASSETS
                                                                                       --------------    --------------
United States ...................................................................      $      167,168    $       70,010
Other Countries..................................................................               6,218               624
                                                                                       --------------    --------------
Total         ...................................................................      $      173,386    $       70,634
                                                                                       ==============    ==============

DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the nine months ended December 31, 1999 and 1998, revenues from one major customer amounted to approximately 22.4% and 27.0% of net operating revenues, respectively. Services provided to another major customer generated revenues of 11.2% and 11.6% of net operating revenues for the nine months ended December 31, 1999 and 1998, respectively.

         Five airline customers, including the two noted above, accounted for approximately 45.4% and 49.0% of net operating revenues for the nine months ended December 31, 1999 and 1998, respectively, and accounted for 28.6% and 42.6% of net accounts receivable at December 31, 1999 and March 31, 1999, respectively.

NOTE F- FINANCING ARRANGEMENTS

         Prior to August 27, 1999, the Company had a credit facility secured by substantially all accounts receivable, equipment, and other assets. The credit facility provided for borrowings under a revolving promissory note of up to $30 million through September 30, 1999, limited to a percentage of eligible receivables. The revolving promissory note bears interest at a variable rate based on the Company's total debt to tangible net worth ranging from LIBOR plus 1.50% to the bank's prime rate plus 3.0%. The Company had approximately $18.9 million and $10.9 million outstanding under the facility at December 31, 1999 and March 31, 1999, respectively with interest rates of 9.25% and 7.57%, respectively.

         On August 27, 1999, the lender agreed to modify the credit facility. The modifications included a six month extension to the maturity date of the facility to April 1, 2000, a $5,000,000 reduction in the maximum available borrowings to $25,000,000, and a $3,000,000 reduction in the annual capital asset acquisition allowance to $1,000,000. In April 2000 the credit facility was amended and extended to April 1,2001. See Note I Subsequent Events. At April 30, 2000, outstanding obligations under this facility were $23.9 million.

         The credit facility limits the Company's ability to incur additional indebtedness and pay dividends, requires the Company to maintain prescribed debt-to-equity and fixed charge coverage ratios, minimum net worth levels, and to satisfy other financial covenants. At December 31, 1999, the Company was not in compliance with certain of these covenants. Waivers were obtained for these covenant violations and waivers were obtained through March 31, 2000 for those covenants which the Company did not meet through the end of fiscal 2000.

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

NOTE H- CHANGE IN CONTROL

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required payments to Weitzel of $300,000 on November 1, 1999 and $200,000 on January 3, 2000, which have been made, and provides certain other standard employment benefits through September 30, 2001. In addition, the Company is required to pay Weitzel an aggregate of $500,000 under a 20 month consulting agreement beginning February 1, 2000 whether or not any services are provided. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John
P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement."). The three Trustees constitute the entire Board of Directors of the Company as of April 30, 2000. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's common stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel. The entire cost of the Retirement and Consulting Agreement ($1.0 million) was expensed in the third quarter of fiscal 2000.

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

         In addition, during October 1999, the Company entered into an employment agreement with Mr. Mark D. Thompson, President and Interim Chief Executive Officer. In addition to setting a base salary of $300,000 effective January 13, 2000, Mr. Thompson was granted 75,000 shares of Company common stock as well as an additional 100,000 shares of restricted Company common stock which vest either over a set period of time or upon attainment of specified goals. Upon termination of employment other than for "cause", Mr. Thompson's 100,000 shares of restricted Company common stock would fully vest.

NOTE I - SUBSEQUENT EVENTS

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

                  THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

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

         Acquisitions had played an important role in the Company's net operating revenue growth during fiscal 1999 and 1998. During the first quarter of fiscal 2000 the Company completed two acquisitions and none during the second and third quarters. The Company is not presently pursuing further acquisitions, and does not anticipate that acquisitions will materially contribute to growth in the foreseeable future.

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

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations in the fiscal year ended March 31, 1999 and continues to incur losses and negative cash flow in fiscal 2000 and has negative tangible net worth. Although the Company obtained a one year extension of its credit facility in April 2000 (See Note I of Notes to the Consolidated Financial Statements) the negative cash generated during fiscal 2000 and forecast to continue into the first half of fiscal 2001 are factors that raise doubts about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

         NET OPERATING REVENUES. Revenues for the third quarter of fiscal 2000 decreased by $6.0 million, or 10.2%, to $52.8 million, as compared with $58.9 million in the third quarter of fiscal 1999. Revenues for the first nine months of fiscal 2000 decreased by $9.2 million, or 5.3%, to $164.2 million, as compared with the first nine months of fiscal 1999. The revenue decrease was primarily the result of the loss of several large aviation service contracts during the first, second and third quarters of fiscal 2000 totaling approximately $4.5 million in quarterly revenue losses. This was partially offset by revenues generated from the acquisition of two businesses during the first quarter of fiscal 2000. Since the Company has decided not to pursue acquisitions at the present time due to the Company's cost of capital and lack of availability of funds under its current credit facility this revenue decline is expected to continue.

         COST OF REVENUES. Cost of revenues was $47.3 million in the third quarter of fiscal 2000 compared with $52.4 million in the third quarter of fiscal 1999, a decrease of $5.1 million, or 9.7%. As a percentage of revenues, cost of revenues increased to 89.6% in the third quarter of fiscal 2000, from 89.0% in the third quarter of fiscal 1999. Cost of revenues was $147.1 million in the first nine months of fiscal 2000 compared with $154.8 million in the first nine months of fiscal 1999, a decrease of $7.7 million, or 5.0%. As a percentage of revenues, cost of revenues increased to 89.5% in the first nine months of fiscal 2000, from 89.3% in the first nine months of fiscal 1999. The year-over-year reduction in gross cost of revenues is primarily due to the loss of several large aviation service contracts, which in turn led to a reduction in the amount of labor needed to service customer accounts. Offsetting this reduction in labor costs was an increase in costs associated with acquired businesses and the recognition of expenses from previous accounting periods. The strength of the United States economy during this period, which has driven unemployment to low levels, and has forced the Company to raise the wages paid to employees in advance of negotiating increases in the rates paid by the Company's customers. These factors have resulted in increased marginal costs of operating revenues and lower gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the third quarter of fiscal 2000 were $8.1 million compared with $5.2 million in the same period of the prior year, an increase of $2.9 million, or 54.9%. Measured as a percentage of operating revenues, these expenses were 15.2% in the third quarter of fiscal 2000 and 8.9% in the third quarter of the prior fiscal year. Selling, general and administrative expenses in the first nine months of fiscal 2000 were $20.4 million compared with $15.5 million in the same period of the prior year, an increase of $4.9 million, or 31.8%. Measured as a percentage of operating revenues, these expenses were 12.4% in the first nine months of fiscal 2000 and 8.9% in the same period of the prior year. This increase related specifically to increased corporate expenses for consulting and professional (legal and accounting) fees, wages incurred and the $1.0 million charge related to the Retirement and Consulting Agreement with the former chairman. See Note H to Notes to Consolidated Financial Statements. The Company has hired new management and consultants to assist it in evaluating organization structure, improve inefficiencies and improve controls over field operations. Management is evaluating the performance and profitability of each business segment and the contract relationship with each significant customer. These costs are expected to continue throughout fiscal 2000 as Management formulates and implements a business improvement plan. There is no assurance that this plan will achieve its desired result of increased profitability.

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense increased to $0.8 million in the third quarter of fiscal 2000 from $0.6 million in the third quarter of fiscal 1999, an increase of 34%. Contract and goodwill amortization expense increased to $2.2 million in the nine month period ended December 31, 1999, an increase of $0.5 million from the $1.7 million in the same period of the prior year. This 33.3% increase is a result of the amortization of the contract value and goodwill for the six acquisitions completed in fiscal 1999 and the two acquisitions completed in fiscal 2000.

         INTEREST EXPENSE. Interest expense increased 93.3% in the third quarter of fiscal 2000 to $0.5 million from $0.3 million in the prior year. The increase of $0.2 million is a result of higher average borrowings of $21.7 million in fiscal 2000 compared with $13.2 million in fiscal 1999. Interest expense increased 113.5% in the first nine months of fiscal 2000 to $1.3 million from $0.6 million in the same period of the prior year. The increase in expense of $0.7 million is a result of higher average borrowings in fiscal 2000 compared with fiscal 1999, $20.7 million as compared to $9.4 million respectively, along with an increase in the Company's weighted average interest rate from 8.134% to 8.275% for the nine months ended December 31, 1998 and 1999, respectively.

         INCOME TAXES. Due to the net loss incurred, and the uncertainty of any carry forward tax benefits, no income tax benefit was recorded for the quarter and nine months ended December 31, 1999. The Company's effective income tax rate was 40.6% for the third quarter of fiscal 1999. The Company's effective income tax rate was 41.0% for the nine months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. During fiscal 2000, the Company's cash requirements were heightened by its increased payroll and by its two (2) acquisitions and the need to support the activities resulting from those acquisitions as well as those completed last fiscal year. Operating activities used $1.4 million in cash in the first nine months of fiscal 2000, and provided $2.2 million in fiscal 1999.

         Investing activities used $5.6 million for the nine months ended December 31, 1999, a decrease of $5.1 million from the same period in fiscal 1999. The reduction in cash used for investing activities is the result of reductions in the pace of acquisitions and reductions in capital expenditures. In fiscal 2000, payments for acquisitions were reduced to $4.0 million from $8.4 million in fiscal 1999. The Company anticipates that it will not continue making expenditures to fund any acquisitions. The Company made capital expenditures during the remainder of fiscal 2000 of approximately $0.2 million, primarily related to leasehold improvements, computer software, and systems and equipment used in operations.

         Financing activities, which relate to net borrowings on the note payable to the bank, provided $8.1 million, compared with $8.8 million in fiscal 1999.

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

         Foreign Currency Risk. A portion of the Company's revenues (2.9% through December 31, 1999) are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains a revolving line of credit which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at December 31, 1999 of $18.9 million which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the December 31, 1999 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its variable rate credit facility, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $189,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(a)      Exhibits:

         EXHIBIT NUMBER             DESCRIPTION
         --------------             -----------

            10.17 Retirement and Consulting Agreement dated November 1, 1999 between the Company and Robert A. Weitzel.

               27                   Financial Data Schedule (For SEC Filing
                                    Purposes Only)


(b)      Reports on Form 8 - K


         On November 17, 1999, a Form 8-K was filed regarding the resignation of Robert A. Weitzel as chairman, chief executive officer and director and the change in control of the Company as evidenced by the Voting Trust Agreement and Stock Restriction Agreement filed thereto.

         On February 3, 2000, a Form 8-K was filed regarding a press release announcing that the Company expects the net amount of downward adjustments to previously announced results for the fiscal years 1997, 1998 and 1999 to be approximately $9 million.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2000
-----------

                                     International Total Services, Inc.

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


May 9, 2000                            /s/  Mark D. Thompson
-----------                            -------------------------------------
                                       Mark D. Thompson
                                       President and Interim Chief Executive
                                       Officer
                                       (Principal Executive Officer)


May 9, 2000                            /s/  Ronald P. Koegler
-----------                            -------------------------------------
                                       Ronald P. Koegler
                                       Executive Vice President and Controller
                                       (Principal Accounting Officer)


May 9, 2000                            /s/ Michael F. Sosh
-----------                            -------------------------------------
                                       Michael F. Sosh
                                       Executive Vice President and Treasurer
                                       (Principal Financial Officer)