Form 10-K405
period 2000-03-31
INTERNATIONAL TOTAL SERVICES INC
filed 2000-06-29
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

         |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR
         |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

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
          none                                            n/a

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               TITLE OF EACH CLASS
                        COMMON SHARES, WITHOUT PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
         The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing market price on June 15, 2000, was approximately $3,558,800, (based on the closing price of the registrant's Common Stock on the Electronic Quotation System of the National Quotation Bureau LLC). As of June 15, 2000, the registrant had 6,837,494 shares of Common Stock issued and outstanding.


                                                TABLE OF CONTENTS

PART I                                                                                            PAGE

      Item 1.      Business......................................................................... 1
      Item 2.      Properties....................................................................... 8
      Item 3.      Legal Proceedings................................................................ 8
      Item 4.      Submission of Matters to a Vote of Security Holders.............................. 9
                   Executive Officers............................................................... 9

PART II

      Item 5.      Market for Registrant's Common Shares and Related Shareholder Matters............11
      Item 6.      Selected Financial Data..........................................................12
      Item 7.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations........................................................12
      Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.......................19
      Item 8.      Consolidated Financial Statements and Supplementary Data.........................19
      Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................20

PART III

      Item 10.     Directors and Executive Officers of the Registrant...............................21
      Item 11.     Executive Compensation...........................................................22
      Item 12.     Security Ownership of Certain Beneficial Owners and Management...................25
      Item 13.     Certain Relationships and Related Transactions...................................27
      Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................27

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K (this "Form 10-K") contains statements that constitute forward looking statements. Those statements appear in a number of places in this Form 10-K and in the documents incorporated by reference herein and include, among other things, statements regarding the intent, belief or current expectations of International Total Services, Inc., an Ohio corporation (the "Company" or "ITS"), its directors or its officers with respect to (i) potential acquisitions by the Company; (ii) the Company's financing plans; and (iii) trends affecting the Company's financial condition or results of operations.

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

                                     PART I

ITEM 1. Business

         The Company's fiscal year ends on March 31, and its fiscal years are identified by reference to the calendar year in which they end. For example, the fiscal year ended March 31, 2000 is referred to as "fiscal 2000."

COMPANY OVERVIEW



         The Company is a significant domestic provider of aviation contract support services and is also a provider of commercial security staffing services. The Company provides services to customers in more than 300 cities in the United States and the United Kingdom. Aviation services offered by the Company include predeparture screening, skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas and museums. In September 1997, the Company completed its initial public offering (the "Initial Offering"). The Company used the proceeds from the Initial Offering to fund acquisitions, repay indebtedness and for general corporate purposes, including funding of working capital.



         The Company incurred a substantial operating loss in fiscal 1999, and fiscal 2000 results also reflect a substantial operating loss and negative cash flow from operations. The Company's current cash flow deficiency and forecasted negative cash flow from operations for at least the first half of fiscal 2001 raise substantial doubt about the Company's ability to continue as a going concern. The factors which raise such doubt, and management's plans to address them, are discussed further in "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and NOTE B OF "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," contained elsewhere herein.

         The Company's continuation as a going concern will ultimately depend on its ability to (i) achieve profitable operations which generate positive cash flows and (ii) obtain new debt or equity financing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's strategy is to use its established business base as a platform for expanding the services that it provides. It is management's intention to seek higher overall margins by concentrating their marketing efforts on higher margin opportunities, to formulate and implement business process improvement initiatives, evaluate past acquisitions, improve customer services and reduce and/or control costs with the goal of improving operating cash flow and profits. The Company intends to focus on the core businesses of aviation contract support services and commercial security staffing services and to eliminate under-performing contracts or locations and to dispose of non-core assets that provide no synergistic benefits to the Company. The Company believes that its best opportunity for increased profitability in the near term is growth in the higher margin commercial security business.

         The Company's new management team has initiated a thorough operational audit of each of the Company's business segments. Working with selected consultants, management intends to effectively evaluate the performance of each segment and the profitability of each significant customer relationship. It is management's intention to formulate and implement business process improvement initiatives which will improve customer service, control costs and facilitate timely and accurate public reporting. However, there can be no assurance that the Company will be able to obtain and successfully deploy the necessary technical, operational, financial, human and other resources necessary to implement these initiatives or that these initiatives will achieve their desired results.

         From the Initial Offering through June 30, 1999, the Company completed 18 acquisitions. Management intends to assess the impact and strategic benefits of past acquisitions and, when appropriate, make strategic recommendations to the Board of Directors concerning acquired companies and/or business segments. In March 2000, as part of its strategy to outsource the security product distribution business, the Company completed the disposition of Metroplex Control Systems Inc. ("MCS") which was acquired in May 1999. See "Acquisitions." The Company is not presently pursuing acquisitions, and does not anticipate that acquisitions will materially contribute to growth in the foreseeable future.

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

OTHER DEVELOPMENTS

Change in Control

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000; and provide certain other standard employment benefits through September 30, 2001. In addition, the Company will pay Weitzel an aggregate of $500,000 under a 20 month consulting agreement which began on February 1, 2000. The Company is obligated to pay Weitzel the $500,000 consulting fee whether or not any services are provided. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constitute the entire Board of Directors of the Company as of the date of the filing of this Form 10-K. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, ("Common Stock") held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

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

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of the Common Stock on that market, would be halted pending the receipt and review of additional information in accordance with the Marketplace Rules of the Nasdaq Stock Market. The primary cause for the halt was the Company's failure to timely file its Form 10-K for the fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 price quotes for the Common Stock began appearing in the Electronic Quotation System of the National Quotation Bureau LLC. Although the Company has filed its annual report on Form 10-K for the fiscal year ended March 31, 1999, as of June 15, 2000, the Company does not meet the requirements necessary to regain listing on the Nasdaq Stock Market.

         Internal Controls

         The Company received a letter dated August 20, 1999 from Arthur Andersen LLP, the Company's independent public accountants, addressed to the Audit Committee of the Board of Directors. The letter indicated that Arthur Andersen had noted certain matters related to the accounting systems and internal controls of the Company that they considered to be a "material weakness" and recommended that the Company take steps to improve internal accounting control procedures. The Company has addressed or implemented procedures to improve controls related to the identified material weakness and is in the process of improving internal controls with completion expected during fiscal 2001. The Company has been informed by Arthur Andersen LLP, that during the fiscal 2000 audit no material weaknesses in internal controls were identified.

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

         Predeparture Screening and Other Airline Security Staffing Services. The Company is a leading provider of domestic airline predeparture screening services. The Company currently employs predeparture screeners at 129 U.S. airports in 41 states. The Company's predeparture screening services include conducting x-ray or electromagnetic inspection of all carry-on baggage, manual searches of suspicious baggage and metal-detector searches of all passengers. The Company derived approximately 30.3%, 32.3% and 36.7% of its revenues from predeparture screening services in fiscal 2000, 1999 and 1998, respectively. The Company also provides passenger profiling services and document verification agents, primarily in the United Kingdom, where airlines and airports have been required by regulatory agencies and the political climate to devote significant resources to the prevention of terrorist activity. Airlines contract with the Company to provide document verification (customs) agents who interview passengers as they embark or disembark a country via an international flight. In the domestic market, the Company also provides security for parked aircraft and employee parking lots, and the checking of employee identification cards and baggage. Airline security services other than predeparture screening did not represent a significant percentage of the Company's revenues in any of the last three fiscal years.

         Ramp and Ground Handling Services. The ramp and ground handling services provided by the Company include: conveyance of checked baggage from terminal to baggage compartment of plane and from plane to baggage carousel; cleaning interior sections of the aircraft between flights and at the end of the aircraft's flight day; washing the exterior of aircraft; emptying on-board lavatories and replacing the water source with potable water; and spraying ice-melting substance on aircraft in accordance with customer specifications. The Company derived approximately 28.4%, 26.2% and 32.4% of its revenues from ramp and ground handling services in fiscal 2000, 1999, and 1998, respectively.

         Other Aviation Staffing Services. The Company's other aviation services include providing skycaps for curbside check-in, baggage assistance and help with routine passenger problems, wheelchair operators to transport disabled or elderly passengers to and from the check-in area and the plane, and electric cart drivers to provide inter-gate transportation for passengers who need to board flights at distant gates. The Company derived approximately 11.5%, 12.3% and 12.4% of its revenues from these services in fiscal 2000, 1999 and 1998, respectively.

         Commercial Security Staffing Services

         The Company provides uniformed security officer services, business and facility access control, security consulting, special event security and security assessment to a broad range of commercial clients and owners or managers of commercial offices, government buildings, airports, hospitals, malls, distribution centers, sports arenas, museums and other facilities. The Company entered the commercial security market in the early 1990's to further capitalize on its staffing services experience. The Company derived approximately 22.1%, 22.4% and 12.0% of its net revenues from commercial security staffing services in fiscal 2000, 1999 and 1998, respectively.

         Security Products Distribution

         In addition to service offerings to the airline industry, the Company distributes a line of security products through its wholly-owned subsidiary, Crown Technical Systems, Inc. ("CTS"), including airport and commercial security checkpoint products and hand-held metal detectors. CTS markets access control equipment, including swipe card and other products to control access to secured areas, and closed circuit television monitoring equipment to domestic and international customers. The Company derived approximately 4.0%, 1.9% and 2.1% of its net revenues from sales of security products in fiscal 2000, 1999 and 1998, respectively. The increased revenue in fiscal 2000 was due to the acquisition of MCS in May 1999, a company that primarily specialized in the sale and installation of security equipment for prisons. This security products distribution company was sold in March 2000 as part of the Company's strategy to focus on its core businesses. See Company Overview and Acquisitions.

GROWTH

         Prior to the Change in Control described above in "ITEM 1. BUSINESS - Other Developments", the Company had aggressively pursued acquisitions since the Initial Offering in 1997. It is the view of the Company's current management team that the Company's cost of capital makes it extremely difficult to find accretive acquisitions at this time, given historical and prevailing operating margins in the Company's lines of business which limit the effective yield of capital invested in such acquisitions. The Company's credit facility also prohibits any further acquisitions at this time. As a result, management intends to instead focus on a renewed emphasis on sales and service, seeking an expansion of services provided to existing customers and actively pursuing reasonable margin contracts with new customers.

ACQUISITIONS

         Historically, when making a domestic acquisition, the Company generally acquired only existing contracts and the equipment needed to fulfill the contracts.

         During fiscal 2000, the Company completed two acquisitions: (1) American Investigative Services, Inc., a commercial security staffing business based in Houston, Texas, was acquired in April 1999 for $1.5 million in cash; and (2) Metroplex Control Systems, Inc. ("MCS"), which sells, installs and services fire detectors, detention control and other security systems from its Dallas, Texas headquarters, was acquired in June 1999 for $5.0 million in cash. The Company completed the disposition of MCS on March 10, 2000 and recognized a loss of approximately $800,000 in Fiscal 2000 related to this disposition. During fiscal 2000, MCS generated net operating revenues of $4.0 million and net income of $0.2 million, or $0.03 per share.

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

         In the United Kingdom Aviation security market, the Company strives to distinguish itself by developing training programs and screening methods that meet the demands of its customers. The Company's passenger profilers are trained in questioning techniques that are designed to elicit cooperation and to avoid offense to innocent travelers. The Company's main competitors for international profiling and screening services are ICTS International, N.V., AHL Services, Inc. and International Aviation Security, Inc.

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

         Security Products Distribution

         The Company, through its wholly-owned subsidiary, Crown Technical Systems, focuses on technical security applications and their integration into existing security arrangements. The Company's current plans are to outsource the implementation and service functions of this business segment during fiscal 2001.

         In each of the segments where the Company operates, most of the Company's competitors are larger and may have greater financial resources than the Company.

SALES AND MARKETING

         The Company believes that strengthening and maintaining relationships with personnel at various levels of its customer organizations are an integral element of its sales and marketing efforts. There are four sales executives servicing the Company's three operating regions throughout the United States and United Kingdom. The Company's three regional directors in the United States and United Kingdom also have sales responsibilities and a portion of their incentive compensation is dependent on meeting established sales goals. Sales staff incentives are generally based on margins derived from their respective annual revenues.

         The Company seeks internal growth through, among other things, a focused marketing approach based on expanding the services provided to existing customers and increasing the volume of services provided in targeted markets. The Company is further developing national sales and marketing strategies aimed at improving the consistency of its sales approach. The Company has implemented a digitally integrated contract administration function that automatically tracks contracts, identifying in a timely manner contracts requiring pricing adjustments.

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

MANAGEMENT AND REPORTING SYSTEMS

         In fiscal 2000 and continuing into fiscal 2001, the Company has started a major project to develop the means to automate and coordinate both the collection of payroll data and the billing to customers. Management believes that these efforts will improve accuracy, provide for efficiencies and minimize billing disputes. The Company has hired consultants to assist it in evaluating organizational structure, identifying inefficient practices, and has begun improving control over field operations.



WORKFORCE MANAGEMENT

         As of June 15, 2000, the Company had approximately 15,000 full- and part-time non-union employees engaged in performing its client services. The Company experiences annual turnover of almost 100%, and believes that improving employee retention is important to reducing operating costs and providing high quality service to its clients. Because employee turnover is inherent in the nature of its business, the Company allocates significant resources to recruiting potential employees. Each applicant must complete an interview and a written application that includes inquiry concerning prior criminal convictions. The Company grants various bonuses and awards to exceptional employees, in part to further enhance retention. These include bonuses for detecting weapons and other illegal objects, including those detected during FAA-mandated tests. Currently, the Company faces the same challenge as its competitors do - finding qualified employees to provide consistent service at the wage rate allowed by clients.

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

CUSTOMERS AND CONTRACT TERMS

         The Company derives a significant portion of its revenues from a few clients. In fiscal 2000, Delta Air Lines, Inc. (22.8%), Continental Airlines, Inc. (12.2%), Trans World Airlines, Inc. (4.2%), U.S. Airways, Inc. (4.3%) and Northwest Airlines, Inc. (2.9%) accounted for 46.4% of the Company's net operating revenues. During fiscal 2000, 1999 and 1998, the Company's ten largest clients accounted for an aggregate of 56.5%, 59.0% and 66.3% respectively, of the Company's net operating revenues.

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

         The risk of contract termination as a result of actual or perceived service failures is increased by the substantial publicity that often accompanies errors in the provision of screening services, because of public concern over airline security issues. Failure to meet tests or other performance standards may result in fines, or the loss of a contract or service location or the Company's license to perform services, and any such loss could have a material adverse effect on the Company's reputation, business, results of operations and financial condition.

GOVERNMENT REGULATION

         The Company's aviation services clients are subject to various regulations and directives issued by the FAA. Under current regulations, independent contractors, such as the Company, that perform services for air carriers and airport authorities share responsibility for aviation security with air carriers, airport authorities, the FAA and various other federal, state and local agencies. At airports throughout the United States, the FAA tests security systems and conducts threat and vulnerability assessments. Through the use of its regulatory powers, the FAA directs the aviation industry to implement measures that address existing and anticipated threat situations.

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

ITEM 2. Properties

         During fiscal 2000 the Company leased approximately 20,600 square feet in Independence, Ohio, for its corporate headquarters. The initial term of the lease expires in 2001 and may be extended, at the option of the Company, until 2006. The Company leases space in numerous facilities in the United States and the United Kingdom to house local offices. None of these local office leases are material to the Company's operations. The Company does not own any real estate. In April 2000, the Company signed a partial lease termination related to 6,496 square feet of its headquarters space, leaving approximately 14,100 square feet for its corporate headquarters. The Company believes its current facilities are adequate for its needs.

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

         The executive officers of the Company at June 25, 2000 are as follows:


NAME                                                     AGE                                 POSITION
----                                                     ---                                 --------
Mark D. Thompson.....................................      42          President and Chief Executive Officer
Terri M. Jones.......................................      43          Executive Vice President, Aviation
Ronald P. Koegler....................................      47          Executive Vice President and Controller
Michael F. Sosh......................................      38          Executive  Vice  President, Treasurer and
                                                                       Chief Financial Officer

Charles P. Licata....................................      55          President, Commercial Security Staffing Services
Scott E. Brewer......................................      37          Senior Vice President and General Counsel
John W. Demell.......................................      53          Senior Vice President, Aviation


         The following are biographical summaries of the business experience of the executive officers of the Company.

         MARK D. THOMPSON is the President and Chief Executive Officer of the Company and was elected in October 1999. Mr. Thompson was the Executive Vice President and Chief Financial Officer of Lexford Residential Trust from April 1996 until September 1999, when Lexford was acquired by Equity Residential Properties Trust. Lexford Residential Trust was a publicly traded real estate investment trust which specialized in the ownership and management of multi-family housing. From January 1995 to March 1996, Mr. Thompson was a partner with the law firm of McDonald, Hopkins, Burke & Haber. From September 1985 to December 1994, Mr. Thompson was an associate and partner with the law firm of Benesch, Friedlander, Coplan & Aronoff, LLP.

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

         CHARLES P. LICATA is the President of the Commercial Security Staffing business since June 1999. Mr. Licata joined the Company in December 1998 as Vice President of Commercial Services. Prior to joining the Company, Mr. Licata was a Vice President at Borg-Warner Protective Services for 16 years.

         SCOTT E. BREWER is the Senior Vice President and General Counsel of the Company since June 1999. He has served as a Vice President since April 1995 and General Counsel since September 1993. Mr. Brewer was in the private practice of law from October 1988 to August 1993.

         JOHN DEMELL is the Senior Vice President, Aviation of the Company since joining the Company in May 2000. Mr. Demell was the Vice president of regional operations of Lexford Residential Trust from 1988 to April 2000. From 1983 to 1987 Mr. Demell was with Fabri-Centers of America as a regional manager.

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

                                     PART II

ITEM 5. Market for Registrant's Common Shares and Related Shareholder Matters

(a)      Market Information

         During the year ended March 31, 1999, the Common Stock was traded on the Nasdaq Market under the symbol "ITSW". On July 1, 1999, trading of the Common Stock was halted. On September 15, 1999, the Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999, price quotes for the Common Stock began appearing on the Electronic Quotation System of the National Quotation Bureau LLC ("Pink Sheets"). See "ITEM 1. BUSINESS - Other Developments". As of June 15, 2000 the Common Stock is still being quoted on the Pink Sheets and therefore there is no established public trading market for the Common Stock. The reported closing price on the Pink Sheets on June 15, 2000 was $1.125. The following table sets forth for the indicated periods the high and low market prices for the Common Stock:


                                                                                                     PRICE RANGE
                                                                                                     -----------
                                                                                                HIGH              LOW
                                                                                                ----              ---
FISCAL YEAR ENDED MARCH 31, 2000
--------------------------------
First Quarter...........................................................................    $      4.375      $    3.313
Second Quarter (1)......................................................................    $        n/a      $      n/a
Third Quarter...........................................................................    $      1.563      $    0.688
Fourth Quarter..........................................................................    $      2.125      $     1.00
(1)  There was no trading of Company Common Stock from July 1, 1999 until
     October 26,1999.


FISCAL YEAR ENDED MARCH 31, 1999
--------------------------------

First Quarter...........................................................................    $      22.00      $    5.625
Second Quarter..........................................................................    $      8.125      $    3.875
Third Quarter...........................................................................    $      6.375      $     3.50
Fourth Quarter..........................................................................    $      5.375      $     3.50


FISCAL YEAR ENDED MARCH 31, 1998
--------------------------------

Third Quarter (beginning September 19, 1997)............................................    $      18.75      $    13.00
Fourth Quarter..........................................................................    $      24.13      $    15.75

(b)      Shareholder Information

         As of June 15, 2000, there were 54 record holders of Common Stock and approximately 860 beneficial owners.

(c)      Dividend Information

         The Company has never paid, and does not anticipate paying in the foreseeable future, cash dividends on the Common Stock. In addition, the Company's ability to pay cash dividends is limited by the terms of its revolving line of credit.

ITEM 6. Selected Financial Data

         The following sets forth certain selected financial data appearing in or derived from the Company's historical audited financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and with Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. During fiscal 2000, 1999, 1998 and 1997, the Company paid cash for the acquisitions of service contracts and the related equipment. These acquisitions were accounted for under the purchase method and accordingly their operating results are included in the consolidated financial statements for all periods subsequent to the date of acquisition.


                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)
                                                                                 YEARS ENDED MARCH 31,
                                                                                 ---------------------
                                                              2000         1999          1998         1997         1996
                                                              ----         ----          ----         ----         ----
STATEMENTS OF OPERATIONS DATA:
   Net operating revenues..............................    $ 214,640    $226,872      $ 172,367    $ 115,242    $ 95,467
   Income (loss) before income taxes ..................      (13,965)     (6,501)         8,357        2,725       1,815
     Net income (loss).................................      (13,015)     (7,295)         4,857        1,569         930
Net income (loss) per share:...........................
   Basic...............................................    $   (1.95)   $  (1.10)     $    0.93    $    0.31    $   0.16
   Diluted.............................................        (1.95)      (1.10)          0.92         0.31        0.16
Weighted average common shares outstanding (1):
   Basic ..............................................        6,683       6,662          5,215        5,089       5,776
   Diluted.............................................        6,683       6,662          5,265        5,089       5,776


                                                                                    AS OF MARCH 31,
                                                                                    ---------------
                                                              2000         1999          1998         1997         1996
                                                              ----         ----          ----         ----         ----

OPERATING DATA:
Number of employees....................................       15,000      16,000         15,000       10,700       9,900

BALANCE SHEET DATA:
   Cash and cash equivalents...........................    $     792    $    672      $   3,542    $   3,018    $  2,693
   Working capital (deficit)...........................        4,507       3,318         11,491        1,496      (2,398)
   Total assets........................................       71,212      70,634         61,631       28,865      21,929
   Long-term obligations...............................       22,103      10,859          3,682       11,641       5,790
   Shareholders' equity................................       17,796      30,841         38,319        2,800       3,710

(1) The weighted average number of shares outstanding has been adjusted to reflect the 12,892.62 for 1 stock split declared June 17, 1997.

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

         Acquisitions played an important role in the Company's net operating revenue growth during fiscal 1999 and 1998. In fiscal 2000, the Company completed two acquisitions which were accounted for under the purchase method, and accordingly, their operating results are included in the Company's consolidated financial statements for all periods subsequent to the date of the acquisition. The Company is not presently pursuing acquisitions, and does not anticipate that acquisitions will materially contribute to growth in the foreseeable future.

         Operations generated negative cash flow for fiscal 2000. Although the Company obtained a one year extension of its credit facility through April 2001 (See Note G of "Notes to the Consolidated Financial Statements") the negative cash generated during fiscal 2000 and forecast to continue at least through the first half of fiscal 2001 are factors that raise doubts about the Company's ability to continue as a going concern. The audit report of Arthur Andersen LLP for fiscal 2000 contains an explanatory paragraph with respect to this matter.

RESULTS OF OPERATIONS

    YEAR ENDED MARCH 31, 2000 COMPARED WITH YEAR ENDED MARCH 31, 1999

         The following discussion of operating results for fiscal 2000 as compared to fiscal 1999 focuses on the core business segments of the Company. This presentation is intended to facilitate shareholders' and prospective investors' evaluation of the Company's performance in relation to its strategy of focusing on internal growth by improving margins and reducing expenses of its core business segments.

         The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for fiscal 2000 as compared to fiscal 1999, by segment (in thousands).

                                          2000       % of Rev        1999      % of Rev   Inc/(Dec)   % Inc/(Dec)
                                      -------------------------  -------------------------------------------------
Net Revenues:
    Aviation                              $ 158,603      73.9%       $171,726     75.7%    $ (13,123)       -7.6%
    Commercial Security                      47,406      22.1%         50,849     22.4%       (3,443)       -6.8%
    Security Products                         8,631       4.0%          4,297      1.9%        4,334       100.9%
                                      -------------------------  ----------------------- -------------------------
                                            214,640     100.0%        226,872    100.0%      (12,232)       -5.4%
                                      -------------------------  ----------------------- -------------------------
Cost of Revenues:
    Aviation                                149,636      94.3%        158,558     92.3%       (8,922)       -5.6%
    Commercial Security                      39,268      82.8%         43,282     85.1%       (4,014)       -9.3%
    Security Products                         6,467      74.9%          3,384     78.8%        3,083        91.1%
                                      -------------------------  ----------------------- -------------------------
                                            195,371      91.0%        205,224     90.5%       (9,853)       -4.8%
                                      -------------------------  ----------------------- -------------------------
Gross Margin:
    Aviation                                  8,967       5.7%         13,168      7.7%       (4,201)      -31.9%
    Commercial Security                       8,138      17.2%          7,567     14.9%          571         7.6%
    Security Products                         2,164      25.1%            913     21.2%        1,251       137.0%
                                      -------------------------  ----------------------- -------------------------
                                          $  19,269       9.0%       $ 21,648      9.5%     $ (2,379)      -11.0%
                                      =========================  ======================= =========================


         Net Operating Revenues. Net operating revenues in fiscal 2000 decreased by $12.2 million, or 5.4%, as compared with fiscal 1999. The decrease is attributable to the loss of aviation and commercial security staffing contracts that was partially offset by an increase in revenues from the sale of Security Products. The increase in Security Products net revenues was primarily related to the acquisition of MCS in May 1999, a company that was primarily devoted to the sale and installation of security equipment for prisons and fire safety equipment. The increase in net operating revenues for Security Products is not expected to continue. The Company has decided to focus on its core businesses of Aviation staffing services and Commercial Security services. In conjunction with this strategy the Company sold MCS in March 2000 and intends to outsource the implementation and service functions of this business segment during fiscal 2001. (See Item 1.BUSINESS "Company Overview"). The decrease in aviation revenues relates to lost service contracts at several sites. The contracts were generally lost in competitive bidding processes. The Company has been at a disadvantage in these bids due to competitors taking advantage of the Company's uncertain financial situation. This decline may continue as management focuses on higher margin business and intends to give notice on contracts that do not meet profit criteria. The Company believes it has mitigated the uncertainty of its financial position with the extension of the Company's credit facility. The decrease in Commercial Security net revenues was related to the Company's strategy, commencing in the third quarter of fiscal 2000, to eliminate contracts that did not meet profit criteria. Although commercial security net revenues decreased by

$3.4 million, or 6.8%, gross margin actually increased approximately $0.6 million from 14.9% of revenue to 17.2% of revenue.

         Cost of Revenues. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. Fiscal 2000 total cost of revenues decreased $9.9 million, or 4.8%, from fiscal 1999. Most of this decrease was due to costs associated with the service contracts lost or discontinued in fiscal 2000. However, cost of revenues as a percent of net operating revenues for Commercial Security services decreased from 85.1% in fiscal 1999 to 82.8% in fiscal 2000 primarily as a result of focusing on higher margin contracts and eliminating lower margin contracts. The cost of revenues for security products increased $3.1 million primarily due to the acquisition previously discussed. See "Net Operating Revenues". The improved margin performance in the Commercial Security staffing services and the Security Products businesses were offset by the increased costs of revenues as a percent of net operating revenues for the Aviation staffing services business. The Aviation Staffing Services cost of revenues increased from 92.3% in fiscal 1999 to 94.3% in fiscal 2000 primarily due to the increase in labor costs. The Company is working to eliminate low margin contracts and improve controls over labor costs to improve margins in the Aviation Staffing services segment

         The current strength of the United States economy, which has driven unemployment to low levels, has adversely impacted the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting these workers has resulted in the Company's payment of increased overtime and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers, primarily in the Aviation Staffing Services segment. These factors continue to exert downward pressure on the Company's margins. Management is currently implementing operational strategies that it believes will improve margins, however, there can be no assurance that these strategies will be successful.

         Selling, General and Administrative Expenses ("S G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):

                                                   2000              1999
                                               --------------   ---------------
Aviation Staffing Services                      $    7,463        $   8,308
Commercial Security Staffing Services                6,024            4,904
Security Products                                    1,314              403
Corporate Administration                            12,933           11,035
                                               --------------   ---------------
                                                $   27,734        $  24,650
                                               ==============   ===============


         These expenses increased $3.1 million, or 12.5%, in fiscal 2000 as compared to fiscal 1999. S, G & A expenses were 12.9% and 10.9% of net operating revenues for fiscal 2000 and 1999, respectively. The following discusses the change in S, G & A expenses by business segment for fiscal 2000 as compared to fiscal 1999.

         Aviation Staffing Services S, G & A expenses decreased $0.8 million for fiscal 2000 as compared to fiscal 1999. The decrease was due to aviation contracts that have been lost which reduced administrative costs, primarily salary and payroll taxes and benefits. The Company has initiated a reorganization of the administrative structure of the aviation business segment which is anticipated to further reduce the S, G & A related to Aviation Staffing Services.

         Commercial Security Staffing Services S, G & A expenses increased $1.1 million, or 22.8%, in fiscal 2000 as compared to fiscal 1999. Approximately $0.6 million of the increase related to payroll, payroll taxes and benefits. This increase was attributable to the numerous acquisitions during fiscal 1999 and fiscal 2000, which added significant overhead. The Company has completed the reorganization of the Commercial Security administrative support structure. The actual

Commercial Security S, G & A for the month of April 2000, if maintained for all of fiscal 2001, would result in Commercial Security S, G & A for fiscal 2001 of $5.2 million.

         Security Products S, G & A increased $0.9 million in fiscal 2000 as compared to fiscal 1999. The increase was primarily due to the acquisition of MCS in May 1999. In connection with the Company's current strategy to focus on its core business segments, the Company sold MCS in March 2000 and is currently planning to outsource the implementation and service functions of this business segment during fiscal 2001. The S, G & A expenses associated with the Security Products Distribution business segment should decrease significantly during fiscal 2001 as the Company implements its strategy.

         Corporate Administration S, G & A costs increased $1.9 million in fiscal 2000 as compared to fiscal 1999. Professional, consulting and settlement expenses increased $2.3 million due to settlement of certain outstanding litigation and related legal fees and additional costs incurred for accounting and consulting due to the material weakness identified by the Company's independent public accountants. Contributing to this increase was a $1.0 million charge related to the retirement and consulting agreement with the former chairman. In addition, bank charges increase $0.3 million related to the loan modifications completed in fiscal 2000.This increase was offset by costs incurred in fiscal 1999 that did not reoccur in fiscal 2000. During fiscal 1999, management decided to cease operations in the Czech Republic and Italy. The Company also adjusted the carrying value of its investment in the United Kingdom and Germany to net realizable value due to the filing for insolvency by its joint venture partner in the United Kingdom (which was also its largest customer in Germany). Charges of $1.8 million for the unrealized loss on the carrying value of these assets identified for disposition are included in fiscal 1999 results.

         Amortization Expense. Amortization expense was $2.8 million in fiscal 2000 compared to $2.3 million in fiscal 1999, an increase of $0.5 million, or 21.4%. The increase was the result of the additional charges to amortization for the fiscal 2000 acquisitions and a full year's charge for fiscal 1999 acquisitions.

         Interest Expense. Interest expense increased by $0.8 million to $1.8 million for fiscal 2000, principally as a result of the increase in the Company's level of outstanding debt obligations to an average of $21.5 million from $10.4 million for fiscal 2000 and 1999, respectively. In addition, the Company's weighted average borrowing rate increased to 8.6% for fiscal 2000 from 7.9% for fiscal 1999.

         Income Taxes. The Company recorded an income tax benefit of $0.9 million in fiscal 2000 as compared to an income tax expense of $0.8 million for fiscal 1999. The income tax benefit recorded in fiscal 2000 was a result of the realized tax benefit of the carry back of the fiscal 2000 net operating tax loss to prior years. Despite recording a pre-tax book loss for fiscal 1999, a net tax expense of $.8 million was incurred. This expense is the tax benefit for the fiscal 1999 loss net of a provision to provide a deferred tax valuation allowance on net deferred tax assets where there is uncertainty of their future realization.

         Loss on Disposal Assets. The Company recorded a $0.8 million loss in fiscal 2000 related to the disposal of MCS which it had acquired in May 1999. The Company completed the disposition in March 2000. The disposition was part of the Company's strategy to focus on its core businesses of Aviation Staffing Services and Commercial Security staffing services.



   YEAR ENDED MARCH 31, 1999 COMPARED WITH YEAR ENDED MARCH 31, 1998

         Net Operating Revenues. Net operating revenues in fiscal 1999 increased by $54.5 million, or 31.6%, as compared with fiscal 1998. The increase is mostly attributable to revenues from the six acquisitions completed during the year, and the inclusion of a full year of revenues from the eleven acquisitions completed in fiscal 1998. This rate of growth did not continue into fiscal 2000 as the Company completed only two acquisitions during fiscal 2000 and has determined not to pursue further acquisitions at the present time. See "ITEM 1-BUSINESS-Growth". Internal growth accounted for only a nominal portion of the revenue increases in fiscal 1999. Revenues from Aviation Services increased $23.6 million or 16.0%, Commercial Staffing Services increased $30.2 million or 145.8%, and Security Products increased $0.7 million, or 19.5%. These growth rates did not continue into fiscal 2000. The fourth quarter of fiscal 1999 showed a 9.1% decrease in net operating revenue from the prior quarter.

         Cost of Revenues. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs.

         Fiscal 1999 cost of revenues increased $57.9 million, or 39.3%, over fiscal 1998. Most of this increase (approximately $56.0 million) was due to expenses associated with fiscal 1999 acquisitions and inclusion of a full year of expenses for fiscal 1998 acquisitions. Marginally, cost of revenues were 90.5% and 85.5% of net operating revenues for fiscal 1999 and 1998, respectively. This deterioration of margin was largely due to: increased workers' compensation expense, increased aircraft damages and fines; and a greater proportionate increase in wages and overtime. The approximate impact on fiscal 1999 cost of revenues for each of these items was as follows: Workers' compensation - $1.5 million; aircraft damages and fines - $.8 million; and wages and overtime - $5.7 million.

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

         Bad debt expense increased (approximately $1.2 million in fiscal 1999 compared to $0.3 million in fiscal 1998) primarily due to increased revenue and information that came to the Company's attention regarding the realizability of certain accounts receivable balances. Professional and consulting expenses increased $1.7 million due to settlement of certain outstanding litigation and related legal fees and additional costs incurred for accounting and consulting due to the material weakness identified by the Company's independent public accountants.

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

         Interest Expense. Interest expense increased by $0.3 million to $1.0 million for fiscal 1999 from fiscal 1998, principally as a result of the increase in the Company's level of outstanding debt obligations to an average of $10.4 million from $6.1 million for fiscal 1999 and 1998, respectively, partially offset by the decrease in the Company's effective borrowing rate to 7.9% for fiscal 1999 from 13.2% for fiscal 1998.

         Income Taxes. Income tax expense decreased to $0.8 million for fiscal 1999 from $3.5 million for fiscal 1998. Despite recording a pre-tax book loss for fiscal 1999, a net tax expense of $0.8 million was incurred. This expense is the tax benefit for the year's loss net of a provision to provide a deferred tax valuation allowance on net deferred tax assets where there is uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. During fiscal 2000, the Company's cash requirements were heightened by its increased payroll and professional and consulting costs. Operating activities used net cash of approximately $8.0 million, investing activities used net cash of $3.1 million primarily related to the two acquisitions completed in early fiscal 2000 and financing activities generated net cash of $11.2 million during fiscal 2000.

         During fiscal 2000, principal uses of funds, in addition to working capital requirements, included expenditures associated with the Company's acquisitions. These included $4.0 million in acquisitions of service contracts, related goodwill and non-compete agreements, $1.5 million of net working capital acquired and $0.3 million for related property and equipment. In addition, the Company used funds amounting to $0.8 million related to additions to property and equipment. The Company financed its investing and operating activities with borrowings under its credit facility and proceeds from the sale of assets and the sale of MCS which it had acquired in May 1999.

         As a result of the net loss incurred in fiscal 1999 and fiscal 2000, the Company was not in compliance with several covenants under its credit facility. Those covenants included maintenance of a specified minimum shareholders' equity, debt service coverage ratio, and a specified minimum earnings before interest, taxes, depreciation and amortization level. The lenders granted the Company waivers for all non-compliant loan covenants as of March 31, 1999, in addition to granting waivers for the non-compliance with loan covenants through April 1, 2000. On August 27, 1999, the lender agreed to modify the credit facility. The modifications included an extension to the maturity date of the facility to April 1, 2000, a $5.0 million reduction in the maximum available borrowings under the credit facility to $25.0 million, and a $3.0 million reduction in the annual capital asset acquisition allowance to $1.0 million.

         Subsequent to year end, management secured, from its lenders, certain amendments to its existing credit facility. Among them are an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to Prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants, a minimum debt coverage ratio, and standard financial reporting requirements. As of June 15, 2000 the Company was in compliance with all covenants and the outstanding obligation under this facility was $22.1 million.

         In consideration for the amendment and extension of the credit facility the Company granted the banks warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Board determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase all the warrants at $1.00 per warrant, and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001.

         The Company anticipates negative cash flow from operations for at least the first half of fiscal 2001, but believes that the Company will generate positive cash flow from operations in the second half of fiscal 2001 when the benefits of programs to improve the margins and expense reductions are expected to start to be realized. Although there can be no assurance, the Company believes that amounts available under its credit facility combined with the receipt of an income tax refund of $3.0 million in May 2000 will be sufficient to meet its cash requirements, including monthly debt service, until operations begin to generate positive cash flow. The Company will seek to refinance its outstanding borrowings under the credit facility on or prior to December 31, 2000, but there can be no assurance as to the Company's ability to obtain a replacement credit facility or otherwise refinance its debt or obtain equity financing.

         As previously discussed, the Company's lack of external financing sources will limit its ability to grow by acquisitions and cause it to rely on net cash generated by operations to pay expenses and existing liabilities. Such limitations may have an adverse impact on the Company's liquidity and results of operations.

EURO CONVERSION

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

FORWARD LOOKING STATEMENTS

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



FOREIGN CURRENCY RISK

         A portion of the Company's revenues (2.6% of total revenues for the year ended March 31, 2000) are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks which the Company believes are not material. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income
(loss).

         Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which subsidiaries are located. Although the Company did not have any forward foreign currency exchange contracts in place at March 31, 2000, it does monitor its foreign currency exposure and does not anticipate any material impact on financial statements in the near future.

INTEREST RATE RISK

         The Company maintains a revolving line of credit which subjects the Company to the risk associated with movements in market interest rates. This line of credit had a balance at March 31, 2000 of $22.1 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowings are made on this line of credit on a daily basis with a variable market interest rate, the March 31, 2000 balance of this debt is considered to be at fair value. Based upon the Company's June 15, 2000 outstanding balance on the variable rate credit facility, a hypothetical increase of 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $220,000 on an annual basis. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

ITEM 8. Consolidated Financial Statements and Supplementary Data

         See Index to Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         A portion of the information required by this Item 10 is incorporated by reference to the information under the heading "Executive Officers", in Part I of this Annual Report on Form 10-K.

DIRECTORS OF THE REGISTRANT


                                                                                                 DIRECTOR            TERM TO
NAME OF DIRECTOR       AGE    PRINCIPAL OCCUPATION AND OTHER INFORMATION                         SINCE               EXPIRE
----------------       ---    ------------------------------------------                         -----               ------

John P. O'Brien       59      Co-Chairman of the Board of International Total Services, Inc.     August 1999           Next
                              since October 1999. Currently, Mr. O'Brien is Managing Director                          Annual
                              of Inglewood Associates, a firm specializing in consulting and                           Meeting
                              investing in financial turnarounds, since 1990;
                              Chairman of the Board of Allied Construction
                              Products, Inc., a majority owned subsidiary of
                              PUBCO, Inc., since 1993; and is a Director of
                              American Italian Pasta Company (NYSE:PLB) since
                              1997. From 1995 to 1999 Mr. O'Brien was Chairman
                              of the Board and Chief Executive Officer of
                              Jeffrey Mining Products LP, a distributor of
                              underground mining products. Prior to 1990, Mr.
                              O'Brien was with the public accounting firm of
                              PriceWaterhouse, LLP, most recently as the firm's
                              Southeast Regional Managing Partner.

H. Jeffrey Schwartz   45      Co-Chairman of the Board of International Total Services, Inc.     April 1999            Next
                              since October 1999. Mr. Schwartz is an attorney engaged as a                             Annual
                              partner with the law firm of Benesch, Friedlander, Coplan &                              Meeting
                              Aronoff, LLP. Mr. Schwartz has been with this firm since 1983 and currently heads his firm's Business Reorganization
                              Department and serves on its Executive Committee. Mr. Schwartz is also a Director of Driveoff.com, Inc a full service
                              internet automobile purchasing solution, and a subsidiary of
                              Navidec Inc. (NASDAQ:NVDC)

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and owners of more than 10% of the Company's Common Shares, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Executive officers, directors and owners of more than 10% of the Common Shares are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners were complied with.

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

         The following table sets forth a summary of the compensation earned for services rendered by the Company's Chief Executive Officer, three other most highly compensated executive officers who were serving as an executive officer of the registrant at March 31, 2000 and any other individual that would have been among the three most highly compensated executives but for the fact that the individual was not serving as an Executive Officer at the end of the last completed fiscal year for the fiscal years ended March 31, 2000, 1999 and 1998 ("Named Executive Officers").

                                                                    ANNUAL COMPENSATION (2)
                                                                    -----------------------

NAME AND                                                  FISCAL            SALARY                              OTHER
PRINCIPAL POSITION                                       YEAR (1)             ($)         BONUS ($)        COMPENSATION ($)

Mark D. Thompson (4).............................            2000             50,000               --           140,625(4)
President and Chief .............................            1999                 --               --                --
Executive Officer................................            1998                 --               --                --

Robert A. Weitzel (5)............................            2000            270,833               --           550,000(5)
Former Chairman and Chief........................            1999            300,000          100,000
Executive Officer................................            1998            309,288          211,025             1,897(3)

Charles P. Licata ...............................            2000            108,332               --                (7)
President .......................................            1999             23,754               --                --
Commercial Security Staffing Services............            1998                 --               --                --

Thomas M. Vaiden (6).............................            2000            108,333               --                --
President .......................................            1999                 --               --                --
Aviation Staffing Services.......................            1998                 --               --                --

Charles S. Deutchman.............................            2000                 --               --           344,658(7 & 8)
Vice President - Finance and ....................            1999                 --               --                --
Chief Financial Officer..........................            1998                 --               --                --


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

(4) Mr. Mark D. Thompson joined the Company in October 1999. Other compensation includes $87,500 paid to Mr Thompson as consulting fees prior to becoming an employee of the Company. In addition, Mr. Thompson received an award of 175,000 shares of Common Stock on January 13, 2000, 75,000 of which vested immediately with the remaining 100,000 shares vesting over a four year period or upon the achievement of specified average share prices over 10-day trading periods. In January 2000, 10,000 of the 100,000 shares vested. Other compensation includes $53,125 related to the value of the 85,000 shares of Common Stock that vested in fiscal 2000. The value of this award was determined by multiplying the number of shares subject to this grant by the estimated fair market value of the shares on the vesting date. The value of this award at the end of fiscal 2000 was $280,000 based on the March 31, 2000 price of $1.60 per share. (See "Employment Agreement")

(5) Mr. Robert A. Weitzel joined the Company in September 1978, and resigned in October 1999. Mr. Weitzel was under a two-year employment contract, which would have expired on December 31, 2000. The Company and Mr. Weitzel came to an agreement on his resignation, effective October 19, 1999. See "ITEM 1 BUSINESS - Other Developments. Other compensation reflects payments made related to Mr. Weitzel's retirement and consulting agreement.

(6)      Mr. Vaiden joined the Company in June 1999 and resigned in June 2000.

(7) Mr. Licata and Mr. Deutchman were granted Common Stock options of 25,000 and 100,000 shares, respectively, during fiscal 2000 at exercise price based on the fair market value on the grant date. The exercise price for Mr. Licata is $0.625 per share and $0.9375 per share for Mr. Deutchman.

(8) Mr. Deutchman served as the Company's Vice President-Finance and Chief Financial Officer from October 15, 1999 until February 29, 2000. Mr. Deutchman was employed as an independent contractor and received $182,158 in fees and $162,500 as a lump severance payment upon the termination of his contract.


OPTIONS

                        OPTION GRANTS IN FISCAL YEAR 2000
                                INDIVIDUAL GRANTS
                                -----------------

                                                                                                POTENTIAL REALIZABLE
                                            PERCENTAGE OF                                       VALUE AT ASSUMED
                                            TOTAL OPTIONS                                       ANNUAL RATES OF STOCK
                                             GRANTED TO                                         PRICE APPRECIATION FOR
                              OPTIONS       EMPLOYEES IN    EXERCISE                             OPTION TERM(4)
                             GRANTED (#)      FISCAL         PRICE         EXPIRATION         ------------------------
         NAME                    (1)           YEAR(2)    ($/SHARE)(3)        DATE            5%($)            10%($)
         ----                    ---           -------    ------------        ----            -----            ------

Charles P. Licata........      25,000          12.5%          0.625          1/13/2010         9,800            24,975

Charles S. Deutchman (5).     100,000            50%         0.9375         10/15/2009        58,950           149,350


(1)      Options are fully vested.

(2)      Based on 200,000 options granted to all employees during fiscal year
         2000.

(3) Options were granted at the fair market value of the Common Stock on the day of the grant.

(4) These amounts are based on hypothetical appreciation rates of 5% and 10%, as required by the Securities and Exchange Commission and are not intended to forecast the actual future appreciation of the Common Stock. No gain to optionees is possible without an actual increase in the price of the Common Stock, which would benefit all of the Company's shareholders. All calculations are based on a ten-year option period.

(5) Mr. Deutchman left the Company on February 29, 2000, however his options will not lapse until October 2009.


                   AGGREGATED OPTION EXERCISES IN FISCAL 2000
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                       NUMBER OF              VALUE OF
                                                                                      UNEXERCISED            UNEXERCISED
                                                                                      OPTIONS AT            IN-THE-MONEY
                                                                                  FISCAL YEAR-END (1)     OPTIONS AT FISCAL
                                                SHARES               VALUE                (#)              YEAR-END ($)(2)
                                              ACQUIRED ON          REALIZED          EXERCISABLE/           EXERCISABLE/
         NAME                                EXERCISE (#)             ($)            UNEXERCISABLE          UNEXERCISABLE
         ----                                ------------             ---            -------------          -------------

Charles P. Licata..................                   --               --              25,000/-0-            24,375/-0-
Charles S. Deutchman...............                   --               --             100,000/-0-            66,250/-0-

(1) Mr. Licata's exercise price is $0.625 per share. Mr. Deutchman's exercise price is $0.9375 per share.

(2)      Using the March 31, 2000 Common Stock closing price of $1.60.


         Director's Compensation. Each director who is not an employee of the Company is compensated at the rate of $12,000 per year and also receives $1,000 for attendance at each meeting of the Board of Directors and for each meeting of any committee. Upon joining the Board in September 1998, Mr. Eakin received an option to purchase 5,000 shares of Common Stock at the exercise price of $5.00 per share. In addition, the Directors participate in the Non-Employee Director Compensation Plan which provided a one-time grant of 50,000 phantom shares of the Company's common stock to each Director, 20% of which vested at grant and the remainder of which vests in 10% increments upon the attainment of certain target share prices. Vesting is accelerated as a result of a change in control of the Company and the plan provides that non-employee directors may have a portion of their fees that would otherwise be paid to them deferred into phantom shares.

         Employment Agreement. The Company entered into an employment agreement (the "Thompson Agreement') effective October 28, 1999 with Mark D. Thompson pursuant to which Mr. Thompson serves as the Company's President and Interim Chief Executive Officer. Under the terms of the Thompson Agreement, Mr. Thompson is employed indefinitely on a month-to-month basis, subject to termination by the Board of Directors with at least ninety (90) days advance notice. Mr. Thompson receives a base salary of $300,000 per year. Mr. Thompson was granted 75,000 fully vested shares of Common Stock on January 13, 2000, the date Mr. Thompson's agreement was approved by the Board. In addition, Mr. Thompson was granted a restricted stock award of 100,000 shares of Common Stock which vest over a four year period or upon the achievement of specified average share prices over 10-day trading periods, and which vesting is subject to acceleration upon the occurrence of a change in control or termination of Mr. Thompson's employment other than for "cause" (as defined in the Thompson Agreement).

         The Company entered into an employment agreement with Scott E. Brewer effective September 1997 for an initial term to December 31, 1999, which was automatically extended through December 31, 2000. Mr. Brewer's base annual salary was $110,000 as of September 1, 1999. Mr. Brewer is also entitled to a bonus keyed to the Company's profits, if any.

         Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee during fiscal 2000 were H. Jeffrey Schwartz, John P. O'Brien and J. Jeffrey Eakin. No member of the Compensation Committee has served as an executive officer or employee of the Company or served during fiscal 2000 as an executive officer of another entity of which any executive officer of the Company was a director or member of the Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to each person or group known to the Company to be beneficial owners, as of June 15, 2000 of more than 5% of the Common Stock and by all directors of the Company, the Chief Executive Officer of the Company and the Named Executive Officers and by all officers and directors of the Company as a group:

                                                                                              NUMBER OF
                                                                                               SHARES            PERCENT
                                                                                            BENEFICIALLY        OF CLASS
NAME AND BENEFICIAL OWNER                                                                     OWNED (3)        OUTSTANDING
-------------------------                                                                     ---------        -----------

Robert A. Weitzel (1)...............................................................         3,324,979              48.6%
Wanger Asset Management, L.P. (4)...................................................           500,000               7.3%
Brantley Partners IV, LP (5)........................................................           417,000               6.1%
John P. O'Brien (2) ................................................................                --               *
H. Jeffrey Schwartz (2) ............................................................                --               *
J. Jeffrey Eakin  (2&3).............................................................             7,000               *
Mark D. Thompson (6)................................................................           175,000               2.6%
Terri M. Jones (3)..................................................................            26,000               *
Ronald P. Koegler (3)...............................................................            25,000               *
Michael F. Sosh (3).................................................................            25,000               *
Charles P. Licata. (3)..............................................................            25,000               *
Scott E. Brewer (3).................................................................            41,151               *
John W. Demell (3)..................................................................            25,000               *
Charles S. Deutchman (3)............................................................           100,000               1.4%
All directors, the Voting Trust, and executive officers as a group
  (12 people as a group)............................................................         3,774,131              53.2%

* Less than one percent (1%).

(1) Mr. Robert A. Weitzel resigned from the Company in October 1999. On November 5, 1999, Mr. Weitzel entered into a Voting Trust Agreement among the Company, Mr. Weitzel, H. Jeffrey Schwartz, J. Jeffrey Eakin, and John P. O'Brien, as Voting Trustees. Pursuant to the Voting Trust Agreement, Mr. Weitzel and the Weitzel Family Limited Partnership transferred record ownership, and thereby voting control, of 3,324,979 shares of Common Stock to the Voting Trust. Pursuant to the Voting Trust, the Trustees, constituting the entire Board of Directors of the Company, exercise voting power with respect to Mr. Weitzel's shares while Mr. Weitzel exercises dispositive and investment control, subject to the stock retention agreement. See "ITEM 1 BUSINESS - Other Developments". In addition, Mr. Weitzel is contractually obligated to transfer the voting rights of any stock options he may exercise to this Voting Trust. All of Mr. Weitzel`s stock options have lapsed.

(2) The Trustees reported beneficial ownership of 3,324,979 Common Shares pursuant to a Voting Trust Agreement between the Company, Trustees and Mr. Weitzel. Pursuant to the Voting Trust Agreement, Mr. Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of Common Stock to the Voting Trust. The Trustees reported shared voting power with respect to all of Mr. Weitzel's Shares. See "ITEM 1 BUSINESS - Other Developments".


(3) Includes Common Stock which may be acquired within 60 days of June 15, 2000 pursuant to the Company's September 1997 Long-Term Incentive Plan as follows:


         J. Jeffrey Eakin.............................................................................           5,000
         Terri M. Jones...............................................................................          25,000
         Ronald P. Koegler............................................................................          25,000
         Michael F. Sosh..............................................................................          25,000
         Charles P. Licata............................................................................          25,000
         John W. Demell...............................................................................          25,000
         Scott E. Brewer..............................................................................          25,035
         Charles S. Deutchman.........................................................................         100,000

         All directors and executive officers as a group..............................................         255,035

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

(6) Mr. Thompson was granted 75,000 fully vested shares of Common Stock effective January 13, 2000. In addition, Mr. Thompson was granted 100,000 shares of restricted Common Stock which vests over a four year period. Mr. Thompson holds voting rights over the entire 175,000 shares of Common Stock.

ITEM 13. Certain Relationships and Related Transactions

                          See "ITEM 1 BUSINESS - Other Developments".

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2)           FINANCIAL STATEMENTS

                          See Index to Consolidated Financial Statements on page F-1.

(a) (3)                   Exhibits - See Item 14(c).

(b)                       REPORTS ON FORM 8-K



(c) EXHIBIT NO.        REF:         DESCRIPTION
    ----------         ----         -----------

           3.1     *     Amended and Restated Articles of Incorporation.
           3.2     *     Amended and Restated Code of Regulations.
           4.1     *     Specimen Common Share Certificate.
           10.3    *     Employment Agreement between the Company and Scott E.
                         Brewer.
           10.9    *     Directors' Deferred Compensation Plan.
           10.10   *     Long-Term Incentive Plan.
           10.11   *     Third Amended and Restated Consolidated Replacement
                         Credit Facility and Security Agreement, dated as of
                         March 31, 1997, between Bank One, Cleveland, NA, and
                         the Company.
           10.12   **    First Amendment to Third Amended and Restated
                         Consolidated Replacement Credit Facility and Security
                         Agreement, dated as of October 10, 1997, between Bank
                         One, Cleveland, NA and the Company.
          10.13    **    Amended and Restated Replacement Promissory Note
                         executed by the Company in favor of Bank One, NA,
                         successor by merger to Bank One, Cleveland, NA.
          10.14    ***   Second Amendment to Third Amended and Restated
                         Consolidated Replacement Credit Facility and Security
                         Agreement, dated as of December 16, 1998, between Bank
                         One, Cleveland, NA and the Company.
          10.15    ***   Employment Agreement between the Company and Mark D.
                         Thompson.
          10.16    ***   Non-Employee Director Compensation Plan.
          10.17          Fourth amendment to Third Amended and Restated
                         Consolidated Replacement Credit Facility and Security
                         Agreement.
          10.18          Common Stock Warrant Agreement
           21.1    ***   Subsidiaries of International Total Services, Inc.
            27           Financial Data Schedule.

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.
** Incorporated by reference from the Company's Form 10-K for fiscal 1998 filed on July 14, 1998.
*** Incorporated by reference from the Company's Form 10-K for fiscal 1999 filed on May 4, 2000.

(d)      Financial Statement Schedules

         See Index to Consolidated Financial Statements and Schedule on Page F-1

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL TOTAL SERVICES, INC.

JUNE 29, 2000                          By: /s/ MARK D. THOMPSON
-------------                              --------------------
                                             Mark D. Thompson
                                             President and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JUNE 29, 2000                          /s/ MARK D. THOMPSON
-------------                          --------------------
                                       Mark D. Thompson
                                       President and Chief Executive
                                       Officer (Principal Executive Officer)

JUNE 29, 2000                          /s/ RONALD P. KOEGLER
-------------                          ---------------------
                                       Ronald P. Koegler
                                       Executive Vice President and
                                       Controller (Principal Accounting Officer)

JUNE 29, 2000                          /s/ MICHAEL F. SOSH
-------------                          -------------------
                                       Michael F. Sosh
                                       Executive Vice President and
                                       Treasurer (Principal Financial
                                       Officer)

JUNE 29, 2000                          /s/ JOHN P. O'BRIEN
-------------                          -------------------
                                       John P. O'Brien
                                       Director, Co-Chairman of the Board
                                       of Directors

JUNE 29, 2000                          /s/ H. JEFFREY SCHWARTZ
-------------                          -----------------------
                                       H. Jeffrey Schwartz
                                       Director, Co-Chairman of the Board
                                       of Directors

JUNE 29, 2000                          /s/ J. JEFFREY EAKIN
-------------                          --------------------
                                       J. Jeffrey Eakin
                                       Director

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    Page
                                                                                                                    ----

The following consolidated financial statements of International Total Services,
Inc. and Subsidiaries are included in Item 8:
    Report of Independent Public Accountants - For the Years Ended March 31, 2000 and 1999........................   F-2
    Report of Independent Public Accountants - For the Year Ended March 31, 1998 .................................   F-3
    Consolidated Balance Sheets as of March 31, 2000 and 1999.....................................................   F-4
    Consolidated Statements of Operations and Comprehensive Income (Loss)
        for the years ended March 31, 2000, 1999 and 1998.........................................................   F-6
    Consolidated Statements of Shareholders' Equity for the years ended March 31, 2000,
        1999 and 1998.............................................................................................   F-7
    Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999
        and 1998..................................................................................................   F-8
    Notes to Consolidated Financial Statements as of March 31, 2000, 1999 and 1998................................   F-9
    Schedule II Valuation and Qualifying Accounts.................................................................   F-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

To the Shareholders and Board of Directors of INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of International Total Services, Inc. and Subsidiaries, (an Ohio corporation), as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Total Services, Inc. and Subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred losses from operations in fiscal 2000 and fiscal 1999 and has negative tangible net worth. In addition, the Company generated negative cash flow from operations in fiscal 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                                 /s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
June 23, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        FOR THE YEAR ENDED MARCH 31, 1998

Shareholders and Board of Directors
INTERNATIONAL TOTAL SERVICES, INC.

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows of International Total Services, Inc. and Subsidiaries for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the consolidated cash flows of International Total Services, Inc. and Subsidiaries for the year ended March 31, 1998 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein for the year ended March 31, 1998 in relation to the basic consolidated financial statements taken as a whole.

                                                       /S/ GRANT THORNTON LLP

Cleveland, Ohio

May 15, 1998, except for Note C as to
    which the date is April 14, 2000

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                                     2000                   1999
                                                                                     ----                   ----
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents .................................................      $   792               $   672
   Accounts receivable--net of allowance for doubtful
      accounts of $474 and $513, respectively ................................       27,675                23,811
   Federal income tax refund receivable ......................................        3,020                  --
   Deferred taxes ............................................................          640                 3,033
   Uniforms, net .............................................................        1,035                 2,691
   Other current assets ......................................................        2,018                 1,422
                                                                                    -------               -------
      Total current assets ...................................................       35,180                31,629
PROPERTY AND EQUIPMENT
   Security equipment ........................................................        3,799                 4,729
   Service equipment .........................................................        2,206                 2,636
   Computer equipment ........................................................        3,256                 2,882
   Furniture and fixtures ....................................................        1,100                 1,136
   Autos .....................................................................          936                   974
   Leasehold improvements ....................................................           70                    63
                                                                                    -------               -------
                                                                                     11,367                12,420
   Less accumulated depreciation and amortization ............................        6,470                 5,773
                                                                                    -------               -------
         Property and equipment, net .........................................        4,897                 6,647
INTANGIBLES, less accumulated amortization of
   $6,254 and $3,932, respectively ...........................................       31,030                32,254
SECURITY DEPOSITS AND OTHER ..................................................          105                   104
                                                                                    -------               -------
         TOTAL ASSETS ........................................................      $71,212               $70,634
                                                                                    =======               =======

         The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                              2000              1999
                                                                                              ----              ----

CURRENT LIABILITIES
   Trade accounts payable ..........................................................        $  5,466          $  1,871
   Accrued payroll and employee benefits ...........................................          16,314            17,832
   Other accrued expenses ..........................................................           8,556             8,554
   Income taxes payable ............................................................             337                54
                                                                                            --------          --------
   Total current liabilities .......................................................          30,673            28,311
DEFERRED TAXES .....................................................................             640               623
LONG-TERM DEBT OBLIGATIONS .........................................................          22,103            10,859
SHAREHOLDERS' EQUITY
   Common shares, without par value, stated at $.01 per share
      -authorized 20,000 shares, 6,837 and 6,662 shares
      issued and outstanding at March 31, 2000 and 1999, respectively ..............              68                67
   Additional paid-in capital ......................................................          31,263            31,211
   Accumulated other comprehensive loss:
   Foreign currency translation adjustment .........................................            (470)             (387)

   Retained  deficit ...............................................................         (13,065)              (50)
                                                                                            --------          --------
   Total shareholders' equity ......................................................          17,796            30,841
                                                                                            --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................        $ 71,212          $ 70,634
                                                                                            ========          ========


              The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              2000              1999             1998
                                                                              ----              ----             ----

Net operating revenues...........................................     $      214,640    $     226,872    $      172,367
Cost of revenues.................................................            195,371          205,224           147,311
                                                                      --------------    -------------    --------------
        GROSS MARGIN.............................................             19,269           21,648            25,056
Selling, general and administrative expenses.....................             27,734           24,650            15,015
Amortization expense.............................................              2,833            2,334               988
                                                                      --------------    -------------    --------------
        OPERATING PROFIT (LOSS)..................................            (11,298)          (5,336)            9,053
Interest expense, net............................................              1,791              994               719
Loss on disposal of assets, net..................................                876              171               (23)
                                                                      --------------    -------------    --------------
                                                                               2,667            1,165               696
                                                                      --------------    -------------    --------------
        INCOME (LOSS) BEFORE INCOME TAXES........................            (13,965)          (6,501)            8,357
Provision (Benefit) for Income taxes.............................               (950)             794             3,500
        NET INCOME (LOSS)........................................            (13,015)          (7,295)            4,857
                                                                      ==============    =============    ==============
Other comprehensive income (loss)
   Foreign currency translation adjustment.......................                (83)            (183)             (105)
                                                                      --------------    -------------    --------------
        COMPREHENSIVE INCOME (LOSS)..............................     $      (13,098)   $      (7,478)   $        4,752
                                                                      ==============    =============    ==============
Net income (loss) per share:
   Basic........................................................      $        (1.95)   $       (1.10)   $         0.93
                                                                      ==============    =============    ==============
   Diluted.......................................................     $        (1.95)   $       (1.10)   $         0.92
                                                                      ==============    =============    ==============
Weighted average number of shares outstanding:
   Basic.........................................................              6,683            6,662             5,215
                                                                      ==============    =============    ==============
   Diluted.......................................................              6,683            6,662             5,265
                                                                      ==============    =============    ==============

                   The accompanying notes are an integral part of these Consolidated Financial Statements.


               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                               Accumulated
                                                    Additional    Other     Retained        Total
                                         Common       Paid-in Comprehensive Earnings    Shareholders'
                                         Shares       Capital     Loss      (Deficit)      Equity

BALANCE AT MARCH 31, 1997 ................   $     37   $    473    $    (99)   $  2,388    $  2,799
                                             --------   --------    --------    --------    --------
   Purchase of common shares
      for treasury .......................       --         (165)       --          --          (165)
   Contribution of common shares
      by shareholder .....................       --          805        --          --           805
   Initial Public Offering--
      issuance of common shares ..........         30     29,963        --          --        29,993
   Foreign currency translation adjustment       --         --          (105)       --          (105)
   Other .................................       --          135        --          --           135
   Net income............. ...............       --         --          --         4,857       4,857
                                             --------   --------    --------    --------    --------
BALANCE AT MARCH 31, 1998 ................         67     31,211        (204)      7,245      38,319
   Foreign currency translation adjustment       --         --          (183)       --          (183)
   Net loss ..............................       --         --          --        (7,295)     (7,295)
                                             --------   --------    --------    --------    --------
BALANCE AT MARCH 31, 1999 ................         67     31,211        (387)        (50)     30,841
   Foreign currency translation adjustment       --         --           (83)       --           (83)
   Stock Compensation ....................          1         52        --          --            53
   Net loss ..............................       --         --          --       (13,015)    (13,015)
                                             --------   --------    --------    --------    --------
BALANCE AT MARCH 31, 2000 ................   $     68   $ 31,263    $   (470)   $(13,065)   $ 17,796
                                             ========   ========    ========    ========    ========

                   The accompanying notes are an integral part of these Consolidated Financial Statements.


               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                                 2000             1999             1998
                                                                                 ----             ----             ----

OPERATING ACTIVITIES:
   Net income (loss)..................................................     $    (13,015)   $    (7,295)   $       4,857
   Adjustments to reconcile net income (loss) to
      net cash (used in)/provided by operating activities:
      Depreciation....................................................            1,543          1,240              948
      Amortization....................................................            2,833          2,334              988
      Loss on Disposal of Assets......................................              876           (104)             334
      Deferred income taxes...........................................            2,392           (837)             (73)
      Changes in working capital:
         Accounts receivable..........................................           (3,226)        (3,043)          (8,984)
         Other assets.................................................           (1,914)           307              147
         Trade accounts payable.......................................            3,741            645              (57)
         Accrued expenses.............................................           (1,257)         8,513            5,594
                                                                           ------------    -----------    -------------
           Net cash (used in)/provided by operating activities........           (8,027)         1,760            3,754
INVESTING ACTIVITIES:
   Purchases of property and equipment................................             (826)        (2,373)          (1,508)
   Proceeds received from sale of assets..............................            3,592            446               --
   Purchased property and equipment of acquired businesses............             (302)          (187)          (1,699)
   Working capital acquired, net of cash..............................           (1,471)            --               --
   Payments for acquisitions of businesses, primarily
      by purchase of service contracts................................           (4,008)        (9,510)         (19,042)
                                                                           ------------    -----------    -------------
           Net cash used in investing activities......................           (3,015)       (11,624)         (22,249)
FINANCING ACTIVITIES:
   Net proceeds from Initial Public Offering..........................               --             --           29,993
   Net borrowings (payments) on note payable to bank..................           11,245          7,177           (2,400)
   Payments on subordinated debt......................................               --             --           (3,000)
   Principal payments on long-term debt...............................               --             --           (5,439)
   Purchase of Company common shares..................................               --             --             (165)
   Other .............................................................               --             --              135
                                                                           ------------    -----------    -------------
           Net cash provided by financing activities..................           11,245          7,177           19,124
Effect of exchange rates on cash......................................              (83)          (183)            (105)
                                                                           ------------    -----------    -------------
           Net (decrease) increase in cash and cash
             equivalents..............................................              120         (2,870)             524
Cash and cash equivalents at beginning of year........................              672          3,542            3,018
                                                                           ------------    -----------    -------------
Cash and cash equivalents at end of year..............................     $        792    $       672    $       3,542
                                                                           ============    ===========    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest........................................................     $      1,677    $       771    $         841
                                                                           ============    ===========    =============
      Income taxes....................................................     $        412    $     1,412    $       3,943
                                                                           ============    ===========    =============

                   The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 AND 1998

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

         International Total Services, Inc. and Subsidiaries (the "Company"), an Ohio corporation, is a provider of aviation security and other aviation services, providing personnel and management support to airlines at airports primarily in the United States and United Kingdom. The Company also provides commercial staffing services and security products to various businesses in the United States.

         Fiscal Year

         The Company's fiscal year ends on March 31. All references to fiscal years in these notes to the consolidated financial statements represent the year in which the fiscal year ends (i.e. fiscal 2000 is the year ended March 31, 2000) unless otherwise noted.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned foreign and domestic subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue Recognition

         Revenues are recognized at the time aviation and commercial security services are provided. Revenues generated from the sales of security products are recognized when the products have been delivered and installed.

         Commencing in the first quarter of fiscal 2000, as a result of an acquisition (see Note E), revenues generated from the sales of security products are recognized on the percentage of completion basis. This was the policy of the newly acquired company which was involved in numerous long term installation contracts. The percentage-of-completion method is based on estimates by the project manager.

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

         Statements of Cash Flows

         During fiscal 1998, the Company entered into the following non-cash transaction. The Company's principal shareholder, who was also, at the time, the Company's Chairman and Chief Executive Officer, contributed 73,101 common shares, valued at approximately $805,000, to a former employee to settle the Company's previously recorded liability to him. There were no such non-cash transactions in fiscal 2000 or 1999.

         Financial Instruments

         The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Other financial instruments consisting of trade and other receivables, and long-term debt, are considered to have a fair value which approximates their carrying value at March 31, 2000 and 1999, due to the short term duration of receivables and the fact that the debt instruments have variable rate interest features and a relatively short-term duration.

         Uniforms

         Uniforms consist of uniforms on hand that have not been issued to employees and uniforms in service. Uniforms in service are recorded at cost and amortized over an expected useful life of 18 months.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally five or seven years, using the straight-line method.

         Intangibles

         Intangibles consist primarily of goodwill, representing the excess purchase price paid over the fair value of net assets acquired from the acquisitions of various aviation service and commercial security businesses, primarily through the assumption of security service contracts. Intangibles also include the fair value of those service contracts acquired in the acquisitions.

         Goodwill is being amortized on a straight-line basis over the expected life of the contracts, including anticipated renewals (generally 20 years), based on the Company's historical retention rate, giving consideration to additional business obtained or obtainable as a result of entering new markets through the acquisition of existing contracts. The service contracts are being amortized on a straight-line basis over their remaining lives, up to a maximum of five years. Accumulated amortization of intangibles was $6.2 million and $3.9 million at March 31, 2000 and 1999, respectively. Management of the Company regularly evaluates the recoverability of its goodwill and long-lived assets under APB Opinion No. 17 "Intangible Assets" and Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of." The Company uses projected undiscounted future cash flows to determine whether the carrying amount of the asset can be recovered over its remaining life. Based on the assessments made, management believes that there has been no impairment of the Company's domestic goodwill and long-lived assets. During fiscal 1999, the Company recorded a $472,000 write-down of contracts and goodwill at two of its foreign locations. See Note F for a discussion of the foreign operations.

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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results could differ from those estimates, management revises estimates as better information becomes available.

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


NOTE B - GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 2000 and fiscal 1999, and has negative tangible net worth. In addition, operations generated negative cash flow for fiscal 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's strategy is to use its established business base as a platform for expanding services and currently will not pursue any further acquisitions due to the unavailability of funds. It is management's intention to seek higher overall margins by concentrating its marketing efforts on higher margin opportunities, to formulate and implement business process improvement initiatives, evaluate past acquisitions, improve customer services and reduce and/or control costs with the goal of improving operating cash flow and profits. There can be no assurance that capital will be obtained from any sources or that this plan will be successful.

         The Company's continuation as a going concern will ultimately depend on its ability to (i) achieve profitable operations which generate positive cash flows and (ii) obtain new debt or equity financing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - RESTATEMENT

         Prior to the issuance of the fiscal 1999 financial statements, management determined that its previously issued fiscal 1998, 1997, 1996 and 1995 financial statements and the unaudited results for the first, second and third quarters of fiscal 1999 required restatement. This restatement is to correct accounting that resulted from the failure of the Company to properly consider information available at the time those financial statements were prepared, including information that may not have been considered due to errors and omissions in accounting or corporate records.

         The Company's restated fiscal 1998 financial statements in the fiscal 1999 10K included changes to (i) increase Workers' Compensation expense,
(ii) charge to expense vacation costs incurred but not accrued (iii) record various liabilities relating to corporate rent (iv) adjust the income tax provisions for the tax effects of the adjustments described above. See the Company's Form 10K for fiscal 1999 as filed with the Securities and Exchange Commission.

NOTE D - COMPREHENSIVE INCOME (LOSS)

         Effective April 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income (loss). Comprehensive income (loss) is defined as changes in shareholders' equity from non-owner sources and for the Company, includes net income (loss) and changes in the foreign currency translation adjustment. The adoption of this statement had no impact on the Company's net income (loss) or shareholders' equity. Prior year financial statements were reclassified to conform to the requirements of this statement.

NOTE E - ACQUISITIONS

         In April, 1999, the Company acquired the commercial security contracts and goodwill of American Investigative and Security Services, Inc. headquartered in Houston, Texas for approximately $1.5 million in cash. The acquired contracts cover commercial staffing services throughout Texas. The transaction was accounted for as a purchase. The purchase price allocation resulted in goodwill of approximately $1.5 million which is being amortized to operations on a straight line basis over 20 years.

         In June, 1999, the Company acquired the outstanding stock of Metroplex Control Systems, Inc. ("Metroplex") headquartered in Dallas, Texas for approximately $5.0 million in cash. The purchase price allocation resulted in goodwill of approximately $2.5 million which amount was charged to operations in fiscal 2000 due to the subsequent disposition. In March 2000, the Company completed the disposition of Metroplex in conjunction with the Company's strategy to focus on its core businesses and reported an $800,000 loss on the sale. During fiscal 2000, MCS generated net operating revenues of $4.0 million and net income of $0.2 million, or $0.03 per share.

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

         The following unaudited pro forma results of operations give effect to the above acquisitions as if the acquisitions had occurred at April 1, 1997:

                                                           Years Ended March 31
                                                           ---------------------
                                                             1999         1998
                                                             ----         ----

Net operating revenues..................................   $232,536     $232,446
Net income (loss).......................................   $ (7,030)    $  7,088
Net income (loss) per share:
   Basic................................................   $  (1.06)    $   1.36
   Diluted..............................................   $  (1.06)    $   1.35

         The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of fiscal 1998, or of results which may occur in the future.

NOTE F - FOREIGN OPERATIONS

         During the third quarter of fiscal 2000, management decided to abandon all operating activities, consisting of aviation services, in the Philippines and fully reserved all the receivables associated with its Philippine operations. Based on management's analysis of the realizabilty of the Philippine operations receivables, the Company recorded an additional allowance for doubtful accounts of approximately $130,000 and $247,000 at March 31, 2000 and 1999, respectively.

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

         Also during fiscal 1999, the Company also decided to cease all of its operating activities, consisting of aviation services, in Germany based on unfavorable past performance and the insolvency of its largest customer. A charge of $457,000 to operations was incurred in fiscal 1999 to recognize the write-off of the related net assets, exclusive of intangibles. These assets primarily consisted of accounts receivable and other assets. For the fiscal year ending March 31, 1999, prior to the charges discussed above, the German affiliate recorded a loss from operations of approximately $353,000.

         Also as a result of the customer's insolvency mentioned above, the Company wrote off its $409,000 investment in the United Kingdom joint venture with this customer.

         In conjunction with the above, during fiscal 1999 the Company recognized an impairment charge of approximately $472,000; which is equal to the value of unamortized contracts and goodwill associated with the Italian and German entities, as all operations within these countries were ceased. This charge is included as a component of selling, general and administrative expenses in the accompanying statement of operations. The Company reviewed the realizability of its contracts and related goodwill based on historical and future profitability and concluded it does not expect to receive any future benefit from these assets.

NOTE G - FINANCING ARRANGEMENTS

         Prior to August 27, 1999, the Company's credit facility which was secured by substantially all accounts receivable, equipment, and other assets, provided for borrowings under a revolving promissory note of up to $30 million through September 30, 1999, limited to a percentage of eligible receivables. The revolving promissory note bore interest at a variable rate based on the Company's total debt to tangible net worth ranging from LIBOR plus 1.50% to the bank's prime rate plus 3.00%. The Company had approximately $22.1 million and $10.8 million outstanding under the facility at March 31, 2000 and 1999, respectively with weighted average interest rates of 8.64% and 7.57%, respectively. At June 15, 2000, outstanding obligations under this facility were $22.1 million.

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

         On August 27, 1999, the lender agreed to modify the credit facility. The modifications included a six-month extension of the maturity date to April 1, 2000, a $5.0 million reduction in the maximum available borrowings to $25.0 million, and a $3.0 million reduction in the annual capital asset acquisition allowance to $1.0 million.

         Subsequent to year end management secured, from its lenders, certain amendments to its existing credit facility. Among them are an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of June 15, 2000, the Company was in compliance with all covenants.

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

NOTE H - LEASE OBLIGATIONS

         The Company leases certain equipment and facilities under operating leases that expire at various dates. The future minimum lease commitments under these operating leases are as follows:

         Years Ended March 31,

         2001................................................    $    1,196
         2002................................................           780
         2003................................................           460
         2004................................................           232
         2005................................................           105
         Thereafter..........................................           161
                                                                 ----------
         Total Future Minimum Lease Commitments..............    $    2,934
                                                                 ==========

         Rent expense incurred under operating leases was $3.8 million, $3.3 million and $2.2 million for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE I - LITIGATION

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

NOTE J - RELATED PARTY TRANSACTIONS

         The Company had notes receivable due from the Company's principal shareholder, approximately $325,000, which were fully repaid in September 1997. Interest income on shareholder notes amounted to $14,000 in the year ended March 31, 1998. See discussions of other Related Party Transactions in Notes A and O.

NOTE K - SELF INSURANCE RESERVE

         The Company carries insurance for workers' compensation and general liability matters. The Company self insures all employees except for those in states that require coverage under the state's workers' compensation funds. The insurance coverages have deductibles of $250,000 per occurrence. Under the terms of the insurance agreement, the Company has outstanding letters of credit in the amount of $838,000 at March 31, 2000. These letters of credit serve as collateral for any claims incurred but not reported.

         The Company has an accrued liability for unpaid workers' compensation claims and claims incurred but not reported (IBNR) and premiums due of approximately $2.5 million and $3.8 million at March 31, 2000 and 1999, respectively which is included in accrued payroll and employee benefits in the accompanying consolidated balance sheets. The Company has an accrued liability for litigation matters that have arisen in the normal operation of the Company of approximately $1.4 million and $1.5 million, respectively at March 31, 2000 and 1999, which is included in other accrued expenses in the accompanying consolidated balance sheets.

NOTE L - OTHER ACCRUED EXPENSES

         Other accrued expenses includes the following at March 31:

                                                                                                    2000        1999
                                                                                                    ----        ----

Legal and professional (including litigation reserve)........................................    $   1,638    $   1,856
FAA fines and aircraft damages...............................................................        1,760        1,329
Other accrued accounts individually below $1.5 million.......................................        5,158        5,369
                                                                                                 ---------    ---------
        Total other accrued expenses.........................................................    $   8,556    $   8,554
                                                                                                 =========    =========

NOTE M - INCOME TAXES

         The components of income (loss) before income taxes and provision for income taxes consist of the following:

                                                                                        YEARS ENDED MARCH 31,
                                                                                        ---------------------
                                                                                   2000           1999              1998
                                                                                   ----           ----              ----
INCOME (LOSS) BEFORE INCOME TAXES
   Domestic............................................................    $     (14,359)   $     (4,718)     $    7,914
   Foreign.............................................................              394          (1,783)            443
                                                                           -------------    ------------      ----------
         Total.........................................................    $     (13,965)   $     (6,501)     $    8,357
                                                                           =============    ============      ==========
PROVISION FOR INCOME TAXES
CURRENT TAX (BENEFIT)/EXPENSE:
   Federal.............................................................    $      (3,437)   $      1,270      $    2,650
   State ..............................................................              100             145             700
   Foreign.............................................................              (24)            215             223
                                                                           -------------    ------------      ----------
Total current..........................................................           (3,361)          1,630           3,573
DEFERRED TAX EXPENSE (BENEFIT):
   Federal.............................................................             (228)         (2,187)            (78)
   State ..............................................................             (200)           (366)              5
                                                                           -------------    ------------      ----------
      Total deferred...................................................             (428)         (2,553)            (73)
                                                                           -------------    ------------      ----------
      Total provision before valuation allowance
         on net deferred tax assets....................................           (3,789)           (923)          3,500
      Valuation allowance on net deferred tax assets...................            2,839           1,717               -
                                                                           -------------    ------------      ----------
Total (benefit)/provision for income taxes.............................    $        (950)   $        794      $    3,500
                                                                           =============    ============      ==========

         As a result of the taxable loss incurred in the year ended March 31, 2000, the Company was able to carry back a significant portion of these losses to prior years to obtain a refund of taxes paid. The Company recorded a receivable of $3.0 million as of March 31, 2000 related to the carry back of these losses. The income tax refund was received in May 2000.

         A reconciliation of the provision for income taxes computed at the United States federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                       Years Ended March 31,
                                                                                       ---------------------
                                                                             2000                 1999             1998
                                                                             ----                 ----             ----

Tax at U.S. federal income tax rate (34%)..........................    $     (4,748)     $     (2,210)    $      2,841
Valuation allowance................................................           2,839             1,717               --
State income taxes--net of U.S. federal tax benefit................            (134)              195              452
Difference between foreign and U.S. federal tax rates..............            (158)              101               72
Nondeductible items................................................             427               718               57
Other--net.........................................................             824               273               78
                                                                       -------------     -------------    -------------
                                                                       $       (950)     $        794    $       3,500
                                                                       =============     =============    =============
Effective tax rates................................................            (6.8%)           (12.2%)           41.9%
                                                                       =============     =============    =============

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

         Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of deferred tax assets and liabilities relate to the following at March 31:

                                                                                                  2000            1999
                                                                                                  ----            ----
DEFERRED TAX ASSETS:

   Accrued workers' compensation........................................................   $        1,149    $     1,538
   Accrued legal expenses...............................................................              562            904
   Deferred compensation................................................................               81             81
   Amortization of intangibles..........................................................              211            101
   Allowance for doubtful accounts......................................................              382            235
   State income taxes...................................................................               86             --
   Net Operating Loss carry forward.....................................................              249             --
   Other accruals not currently deductible..............................................            1,537            928
   Other ...............................................................................              939            963
                                                                                           --------------    -----------
   Total Deferred Tax Asset.............................................................            5,196          4,750
                                                                                           --------------    -----------
DEFERRED TAX LIABILITIES:
   Depreciation.........................................................................              627            610
   Other ...............................................................................               13             13
                                                                                           --------------    -----------
   Total Deferred Tax Liabilities.......................................................              640            623
                                                                                           --------------    -----------
   Net Deferred Tax Asset before Valuation Allowance....................................            4,556          4,127
      Less: Valuation Allowance ........................................................           (4,556)        (1,717)
                                                                                           --------------    -----------
      Net Deferred Tax Assets...........................................................   $           --    $     2,410
                                                                                           ==============    ===========

         The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based upon a review of earnings history, taxes paid, and projected tax losses for fiscal 2001, the Company provided a valuation allowance of $2.8 million and $1.7 million in fiscal 2000 and 1999, respectively. The valuation allowance was provided primarily against the net deferred tax assets relating to significant accruals for which utilization is uncertain, since the Company is unable to determine, at this time, that the generation of future taxable income can be predicted to be more likely than not. The net change in the valuation allowance was $2.8 million and $1.7 million for the years ended March 31, 2000 and 1999, respectively. There was no change in the reserve for the year ended March 31, 1998. At March 31, 2000, the Company has an estimated net operating loss carry forward for tax purposes of approximately $0.6 million which expires if not utilized prior to fiscal 2007.

         The net deferred tax assets are classified in the balance sheet as follows at March 31:

                                                                                                 2000              1999
                                                                                                 ----              ----

Current deferred income taxes........................................................      $       640     $      3,033
Noncurrent deferred income taxes.....................................................             (640)            (623)
                                                                                           -----------     ------------
   Net deferred tax assets...........................................................      $        --     $      2,410
                                                                                           ===========     ============

NOTE N - INITIAL PUBLIC OFFERING

         On September 24, 1997, the Company completed a public offering of 3,021,477 shares of its Common Stock and received net proceeds of approximately $30 million. The Company used the proceeds from the Initial Offering to repay indebtedness and for general corporate purposes, including working capital, and mostly to fund acquisitions.

NOTE O - CAPITAL STOCK

         The Company has authorized Common Stock at March 31, 2000 of 20,000,000 shares. The Common Stock has one vote per share.

         Delisting of Common Shares

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of the Company's Common Stock on that market would be halted pending the receipt and review of additional information in accordance with Marketplace Rules of the Nasdaq Stock Market. The primary cause for the halt was the Company's failure to timely file the Company's Form 10-K for the fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 price quotes for the Company's Common Stock began appearing in the Electronic Quotation System of the National Quotation Bureau LLC. Although the Company filed its annual report on Form 10K for the fiscal year ended March 31, 1999, as of June 15, 2000 the Company does not meet the requirements necessary to regain listing on the Nasdaq Stock Market.

         Change in Control

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000, and provide certain other standard employment benefits through September 30, 2001. In addition, the Company will pay Weitzel an aggregate of $500,000 under a 20 month consulting agreement which began February 1, 2000. The Company is obligated to pay Weitzel the $500,000 consulting fee whether or not any services are performed. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constitute the entire Board of Directors of the Company as of June 15, 2000. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

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

         Pursuant to the Stock Restriction Agreement, other than transfers to his spouse, children, or grandchildren, or entities of which those people are the beneficiaries or hold controlling interests, Weitzel is not permitted to transfer shares of the Company's Common Stock, or voting trust certificates, without first offering those shares on identical terms to the Company, and the Company has a specified period of time during which it may exercise its option to purchase those shares

NOTE P - NET INCOME (LOSS) PER SHARE

         Net income (loss) per share--basic is based on the weighted average number of shares outstanding during each period.

         Net income (loss) per share--diluted gives effect to the net additional shares that would have been issued had all dilutive stock options been exercised. The Company had no other potentially dilutive common share obligations outstanding.

         For purposes of calculating the basic and diluted net income (loss) per share, no adjustments have been made to net income (loss). The share amounts used for the years ended March 31 are as follows: (in thousands)

                                                                                     2000          1999            1998
                                                                                     ----          ----            ----

Basic common shares (weighted average)......................................        6,683          6,662          5,215
Dilutive stock options......................................................            -              -             50
                                                                                   ------         ------          ------
Diluted common shares.......................................................        6,683          6,662          5,265
                                                                                   ======         ======          ======

There were no dilutive stock options outstanding at March 31, 2000 and 1999.

NOTE Q - LONG-TERM INCENTIVE PLAN

         In September 1997, the Company adopted the Long-Term Incentive Plan (the "Plan") for its officers and directors. The Company accounts for the Plan under APB Opinion No. 25 and related interpretations. The Plan allows the Company to grant options to officers and directors for up to 500,000 common shares. Options currently outstanding become exercisable one to five years from the grant date and expire 10 years after the grant date. The options are exercisable at the market price of the Company's common shares on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share for the years ended March 31, 2000, 1999 and 1998 would have been reduced (increased) to the proforma amounts indicated below.

                                                                                              Years Ended March 31,
                                                                                          -----------------------------
                                                                                          2000         1999        1998
                                                                                          ----         ----        ----
NET INCOME (LOSS)
      As reported .............................................................       $ (13,015)    $  (7,295)   $ 4,857
      Proforma .................................................................      $ (12,840)    $  (7,636)   $ 4,561
NET INCOME (LOSS) PER SHARE--BASIC
      As reported ..............................................................      $   (1.95)    $   (1.10)   $  0.93
      Proforma .................................................................      $   (1.92)    $   (1.15)   $  0.87

NET INCOME (LOSS) PER SHARE--DILUTED
      As  reported .............................................................      $    (1.95)   $   (1.10) $  0.92
      Proforma .................................................................      $    (1.92)   $   (1.15) $  0.87

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: expected volatility of 40% to 45%; and risk-free interest rate of 6.24% to 6.54%; and expected lives of 8 to 10 years. The effect of applying SFAS 123 for the pro forma disclosures are not representative of the effect expected on reported net income (loss) per share in future years, since the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

         A summary of the status of the Company's plan as of and for the years ended March 31 are as follows:

                                                        2000                       1999                    1998
                                                        ----                       ----                    ----

                                                               Weighted                  Weighted               Weighted
                                                                 Ave.                      Ave.                   Ave.
                                                               Exercise                  Exercise               Exercise
                                                                 Price                     Price                  Price
                                                  Shares       per share     Shares      per share    Shares    per share
                                                  ------       ---------     ------      ---------    ------    ---------

Options outstanding at beginning of year             247        $  9.17         265       $ 11.25         -      $     -
                                                  ------        -------     -------       -------    ------      -------
Granted                                              200           0.78          97          5.95       265        11.25
Forfeited                                           (158)          7.95        (115)        11.25         -            -
                                                  ------        -------     -------       -------    ------      -------
Options outstanding at end of year                   289        $  3.88         247       $  9.17       265      $ 11.25
                                                  ======        =======     =======       =======    ======      =======
Options exercisable at end of year                   238                         38                       -
                                                  ======                    =======                  ======

Weighted average fair value of options
     Granted during the year                      $ 0.44                    $ 13.78                  $ 7.43
                                                  ======                    =======                  ======

Weighted average remaining contractual
     Life (Years)                                   9.30                       8.78                    9.49
                                                  ======                    =======                  ======

         On September 18, 1998, the Company reset the price of 16,690 stock options to $11.25 per share. There were no options exercised during fiscal 2000, 1999 or 1998. The exercise prices of outstanding options on March 31, 2000 range from $0.625 to $11.25.

         The outstanding options expire at various dates through the year 2010. As of March 31, 2000 the following stock options were outstanding, 100,000 stock options with an exercise price of $0.625 per share, 100,000 stock options with an exercise price of $0.9375, approximately 83,000 stock options with an exercise price of $11.25 per share and 5,000 stock options with an exercise price of $5.00 per share. As of March 31, 2000 there were approximately 238,000 options exercisable at a weighted average exercise price of $2.33 per share.

         In Fiscal 2000, the Company granted 75,000 fully vested shares of Common Stock and 100,000 shares of restricted shares of Common Stock which vests over a four year period or upon the achievement of specified share prices over 10-day trading periods. The shares were granted in connection with an employment contract for an executive officer of the Company. In fiscal 2000, the Company recorded compensation expense of approximately $53,000 related to the fully vested share award and 10,000 shares of the 100,000 restricted share award which vested in fiscal 2000. The expense was recorded based on the per share value at the grant date of $0.625.

NOTE R - DEFINED CONTRIBUTION PLANS

         The Company and its subsidiaries have a defined contribution (401k) plan for substantially all employees. Employees may contribute up to 15% of their pay. Currently, the Company contributes, in cash, amounts equal to 5% of the employee's contributions, up to the first 8% of the employee's pay. The employee vests in the Company match over a five year period on a pro rata basis. The amount expensed for the Company's matching contribution to the plan was $34,000 and $95,000 in fiscal 2000 and 1999, respectively.

NOTE S - REPORTABLE SEGMENTS

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

                             SEGMENT DISCLOSURE DATA

                                                                          Commercial
                                                            Aviation       Security          Security
                                                            Staffing       Staffing          Products
For the Year Ended March 31, 2000                           Services       Services        Distribution         Totals
---------------------------------                           --------       --------        ------------         ------
Net operating revenues ..............................    $     158,603    $   47,406     $       8,631     $    214,640
Cost of revenues.....................................    $     149,636    $   39,268     $       6,467     $    195,371
Gross margin ........................................    $       8,967    $    8,138     $       2,164     $     19,269
Net (loss)...........................................    $      (9,703)   $   (2,777)    $        (535)    $    (13,015)

For the Year Ended March 31, 1999
---------------------------------
Net operating revenues...............................    $     171,726    $   50,849     $       4,297     $    226,872
Cost of revenues.....................................    $     158,558    $   43,282     $       3,384     $    205,224
Gross margin ........................................    $      13,168    $    7,567     $         913     $     21,648
Net income (loss)....................................    $      (6,005)   $   (1,484)    $         194     $     (7,295)

For the Year Ended March 31, 1998
---------------------------------
Net operating revenues...............................    $     148,082    $   20,688     $       3,597     $    172,367
Cost of revenues.....................................    $     127,856    $   16,681     $       2,774     $    147,311
Gross margin.........................................    $      20,226    $    4,007     $         823     $     25,056
Net income ..........................................    $       4,458    $      169     $         230     $      4,857

                      DISCLOSURE OF GEOGRAPHIC INFORMATION

          NET OPERATING REVENUES FOR THE YEAR ENDED MARCH 31, 2000 AND
                            ASSETS AT MARCH 31, 2000

                                                                        Revenues             Assets
                                                                        --------             ------

United States...................................................      $     208,978     $        70,450
Other Countries.................................................              5,662                 762
                                                                      -------------     ---------------
Total...........................................................      $     214,640     $        71,212
                                                                      =============     ===============


          NET OPERATING REVENUES FOR THE YEAR ENDED MARCH 31, 1999 AND
                            ASSETS AT MARCH 31, 1999

                                                                       Revenues                  Assets
                                                                       --------                  ------

United States...................................................      $     218,889          $      70,010
Other Countries.................................................              7,983                    624
                                                                      -------------          -------------
Total...........................................................      $     226,872          $      70,634
                                                                      =============          =============

          NET OPERATING REVENUES FOR THE YEAR ENDED MARCH 31, 1998 AND
                            ASSETS AT MARCH 31, 1998

                                                                         Revenues                Assets
                                                                         --------                ------

United States...................................................      $     166,996          $      60,135
Other Countries.................................................              5,371                  1,496
                                                                      -------------          -------------
Total...........................................................      $     172,367          $      61,631
                                                                      =============          =============

Disclosure About Major Customers

         Revenues from the Company's largest customer were approximately 22.8%, 26.0% and 25.6% of net operating revenues for the years ended March 31, 2000, 1999 and 1998, respectively. Accounts receivable from this customer were 19.9% and 32.7% of net accounts receivable at March 31, 2000 and 1999, respectively.

         Services provided to another major customer represented approximately 12.2%, 11.7% and 14.8% of net operating revenues for the years ended March 31, 2000, 1999 and 1998 respectively. Accounts receivable from this customer were 1.1% and 2.4% of net accounts receivable at March 31, 2000 and 1999, respectively.

         Furthermore, five airline customers, including the two noted above, accounted for approximately 46.4%, 48% and 54% of net operating revenues for the years ended March 31, 2000, 1999 and 1998, respectively, and accounted for 34.5% and 42.6% of net accounts receivable at March 31, 2000 and 1999, respectively.

NOTE T - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 2000 and 1999.

                                                           June 30        September 30      December 31      March 31
                                                           -------        ------------      -----------      --------
         FISCAL 2000

Net operating revenues ............................    $       55,805     $     55,609     $     52,805    $     50,421
                                                       ==============     ============     ============    ============
Gross margin.......................................    $        5,363     $      6,284     $      5,515    $      2,107
                                                       ==============     ============     ============    ============
Net (loss).........................................    $       (1,634)    $     (1,228)    $     (3,897)   $     (6,256)
                                                       ==============     ============     ============    ============
Net (loss) per share:
       Basic.......................................    $        (0.25)    $      (0.18)    $      (0.58)   $      (0.94)
                                                       ==============     ============     ============    ============
       Diluted.....................................    $        (0.25)    $      (0.18)    $      (0.58)   $      (0.94)
                                                       ==============     ============     ============    ============

                                                           June 30        September 30      December 31      March 31
                                                           -------        ------------      -----------      --------
         FISCAL 1999

Net operating revenues.............................    $       56,121     $     58,407     $     58,858    $     53,486
                                                       ==============     ============     ============    ============
Gross margin.......................................    $        5,833     $      6,299     $      6,452    $      3,064
                                                       ==============     ============     ============    ============
Net income/(loss) .................................    $          106     $        163     $        214    $     (7,778)
                                                       ==============     ============     ============    ============
Net income/(loss) per share
   Basic...........................................    $         0.02     $       0.02     $       0.03    $      (1.17)
                                                       ==============     ============     ============    ============
   Diluted.........................................    $         0.02     $       0.02     $       0.03    $      (1.17)
                                                       ==============     ============     ============    ============

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

            Column A                                   Column B      Column C                     Column D         Column E
            --------                                   --------      --------                     --------         --------

                                                      Balance at     Additions                                    Balance At
                                                       Beginning    Charged to:                                     End of
           Description                                 of Period     Expenses         Other      Deductions         Period
           -----------                                 ---------     --------         -----      ----------         ------

Year Ended March 31, 2000
-------------------------
Self Insurance Reserve........................          $5,335        $6,490            -        $7,990 (a)         $3,835
Reserve for FAA Fines and Aircraft Damage.....           1,329         1,426            -           995 (b)          1,760
Allowance for Doubtful Accounts...............             513           989            -         1,028 (c)            474

Year Ended March 31, 1999
-------------------------
Self Insurance Reserve........................          $2,996        $5,402            -        $3,063 (a)         $5,335
Reserve for FAA Fines and Aircraft Damage.....             512         1,821            -         1,004 (b)          1,329
Allowance for Doubtful Accounts...............             100         1,248            -           835 (c)            513

Year Ended March 31, 1998
-------------------------
Self Insurance Reserve........................          $1,556        $4,723            -        $3,283 (a)         $2,996
Reserve for FAA Fines and Aircraft Damage.....             397         1,280            -         1,165 (b)            512
Allowance for Doubtful Accounts...............             100           319            -           319 (c)            100

(a)       Cash payments of insurance premiums and claims.
(b)       Cash payments made for fines and reduction of claims.
(c)       Trade receivables written off.