Form 10-Q
period 2000-06-30
INTERNATIONAL TOTAL SERVICES INC
filed 2000-08-11
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-23073


                       INTERNATIONAL TOTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                        OHIO                             34-1264201
              ------------------------               ------------------
              (State of Incorporation)                (I.R.S. Employer
                                                     Identification No.)

                    CROWN CENTRE
           5005 ROCKSIDE ROAD, SUITE 1200
                 INDEPENDENCE, OHIO                        44131
      ----------------------------------------          ----------
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

                   Yes      [X]      No       [_]


As of August 9, 2000, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                      10-Q

                                      INDEX
                                      -----

                                                                                                                Page No.
                                                                                                                --------
PART I        FINANCIAL INFORMATION

ITEM 1        Financial Statements

                      Consolidated Balance Sheets
                           as of June 30, 2000 and March 31, 2000.........................................           2

                      Consolidated Statements of Operations and Comprehensive Loss
                           for the Three Months Ended June 30, 2000 and 1999..............................           3

                      Consolidated Statements of Cash Flows
                           for the Three Months Ended June 30, 2000 and 1999..............................           4

                      Notes to Consolidated Financial Statements..........................................           5

ITEM 2        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................          10

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk..................................          14

PART II  OTHER INFORMATION

ITEM 6        Exhibits and Reports on Form 8-K............................................................          15

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     JUNE 30, 2000  MARCH 31, 2000
                                                                                     -------------  --------------
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents...................................................      $     814    $     792
     Accounts receivable - net of allowance for doubtful
         accounts of $288 and $474, respectively.................................         29,973       27,675
     Federal income tax refund receivable........................................             --        3,020
     Deferred taxes..............................................................            640          640
     Uniforms, net...............................................................          1,043        1,035
     Other current assets........................................................          1,427        2,018
                                                                                       ---------    ---------
         Total current assets....................................................         33,897       35,180
PROPERTY AND EQUIPMENT
     Security equipment..........................................................          3,748        3,799
     Service equipment...........................................................          2,212        2,206
     Computer equipment..........................................................          3,416        3,256
     Furniture and fixtures......................................................          1,106        1,100
     Autos    ...................................................................            907          936
     Leasehold improvements......................................................             70           70
                                                                                       ---------    ---------
                                                                                          11,459       11,367
     Less accumulated depreciation and amortization..............................          6,773        6,470
                                                                                       ---------    ---------
     Property and equipment, net.................................................          4,686        4,897

INTANGIBLES, LESS ACCUMULATED AMORTIZATION OF
     $6,854 and $6,254, respectively ............................................         30,344       31,030

SECURITY DEPOSITS AND OTHER......................................................            204          105
                                                                                       ---------    ---------
         TOTAL ASSETS............................................................      $  69,131    $  71,212
                                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable......................................................      $   4,704    $   5,466
     Accrued payroll and employee benefits.......................................         15,772       16,314
     Other accrued expenses......................................................          8,014        8,556
     Current portion of Revolving Credit Facility................................         23,320           --
     Income taxes payable........................................................            342          337
                                                                                       ---------    ---------
         Total current liabilities...............................................         52,152       30,673
DEFERRED TAXES...................................................................            640          640
REVOLVING CREDIT FACILITY........................................................             --       22,103
WARRANTS.........................................................................            175           --
SHAREHOLDERS' EQUITY
     Common shares, without par value, stated at $.01 per share -
         authorized 20,000 shares, issued and outstanding

          6,834 shares at June 30, 2000 and March 31, 2000.......................             68           68
     Additional paid-in capital..................................................         31,263       31,263
     Accumulated other comprehensive loss........................................           (683)        (470)
     Retained deficit............................................................        (14,484)     (13,065)
                                                                                       ---------    ---------
                                                                                          16,164       17,796
                                                                                       ---------    ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................      $  69,131    $  71,212
                                                                                       =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                   ---------------------------
                                                                            2000                             1999
                                                                 -----------------------         ------------------------

Net operating revenues....................................       $   51,136       100.0%         $   55,805        100.0%
Cost of revenues..........................................           45,730        89.4%             50,442         90.4%
                                                                 ----------       ------         ----------        ------
              GROSS MARGIN................................            5,406        10.6%              5,363          9.6%

Selling, general and administrative expenses..............            5,516        10.8%              5,905         10.6%
Amortization expense......................................              600         1.2%                772          1.4%
                                                                 ----------       ------         ----------        ------
              OPERATING LOSS..............................             (710)       (1.4%)           (1,314)        (2.4%)

Interest expense-net.....................................               661         1.3%                320          0.5%
                                                                 ----------       ------         ----------        ------
              LOSS BEFORE INCOME TAXES....................           (1,371)       (2.7%)           (1,634)        (2.9%)

Provision for income taxes................................               48         0.1%                 --            --

              NET LOSS....................................       $   (1,419)       (2.8%)        $  (1,634)        (2.9%)
                                                                 ==========       ======         ==========        ======
Other comprehensive loss

              Foreign currency translation adjustment.....             (213)                          (130)
                                                                 ----------                      ----------
              COMPREHENSIVE LOSS .........................       $   (1,632)                     $  (1,764)
                                                                 ==========                      =========
Net loss per share:
     Basic    ............................................       $    (0.21)                     $   (0.25)
                                                                 ==========                      =========
     Diluted  ............................................       $    (0.21)                     $   (0.25)
                                                                 ==========                      =========

Weighted average number of shares outstanding: (000's)
     Basic    ............................................            6,747                          6,662
                                                                 ==========                      =========
     Diluted  ............................................            6,747                          6,662
                                                                 ==========                      =========


   The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                          2000         1999
                                                                                       ---------    ---------
OPERATING ACTIVITIES:
     Net loss ...................................................................      $  (1,419)   $  (1,634)
Adjustments to reconcile net loss to net cash used for operating activities:

         Depreciation............................................................            335          421
         Amortization............................................................            600          772
         Loss on disposal of fixed assets........................................             (6)          24
         Changes in working capital:
              Accounts receivable................................................         (2,298)         (80)
              Other assets.......................................................          3,603          (13)
              Trade accounts payable.............................................           (762)        (608)
              Accrued expenses and other.........................................         (1,004)         785
                                                                                       ---------    ---------
                   Net cash used for operating activities........................           (951)        (333)

INVESTING ACTIVITIES:
     Additions to property and equipment.........................................           (172)        (470)
     Proceeds received from sale of equipment....................................             15          127
     Property and equipment of acquired businesses...............................              -         (302)
     Working capital acquired, net of cash ......................................              -       (1,470)
     Intangibles from acquisitions of businesses.................................              -       (3,843)
                                                                                       ---------    ---------
                   Net cash used for investing activities........................           (157)      (5,958)

FINANCING ACTIVITIES:
     Net borrowings on note payable to bank......................................          1,217        7,120
                                                                                       ---------    ---------
                   Net cash provided by financing activities.....................          1,217        7,120

Effect of exchange rates on cash.................................................            (87)        (130)
                                                                                       ---------    ---------
     Net increase (decrease) in cash and cash equivalents........................             22          699
Cash and cash equivalents, at beginning of period................................            792          672
                                                                                       ---------    ---------
Cash and cash equivalents, at end of period......................................      $     814    $   1,371
                                                                                       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest ...................................................................      $     582    $     301
                                                                                       =========    =========
     Income taxes................................................................      $      43    $      64
                                                                                       =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 2000

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2000 and the results of its operations and cash flows for the three month periods ended June 30, 2000 and 1999 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

         The preparation of financial statements and the accompanying notes thereto, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

         The Company's fiscal year ends on March 31. All references to fiscal years in this Quarterly Report on Form 10-Q represent the year in which the fiscal period ends (i.e. fiscal 2001 is the year ended March 31, 2001) unless otherwise noted.

REVENUE RECOGNITION

         Revenues are recognized at the time aviation and commercial security services are provided. Revenues generated from the sales of security products are recognized when the products have been delivered and installed.

         Commencing in the first quarter of fiscal 2000, as a result of an acquisition, see note E, revenues generated from the sales of security products were recognized on the percentage-of-completion basis. This was the policy of the newly acquired company which was involved in numerous long term installation contracts. The percentage-of-completion method is based on estimates by the project manager. Commencing in fiscal 2001, the Company outsources the distribution and installation of security products.

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

CHANGE IN ESTIMATE - AMORTIZATION OF UNIFORMS IN SERVICE

         Effective April 1, 2000, the Company changed the estimated useful life of uniforms in service from 18 months to 15 months. The change was based on an analysis of the current usage and life of uniforms after placed in service. The estimated impact of this change on the net loss for the first quarter of fiscal 2001 is not significant.

NET LOSS PER SHARE

         Net loss per share - basic is based on the weighted average number of shares outstanding during each period.

         Net loss per share - diluted gives effect to the net additional shares that would have been issued had all dilutive stock options been exercised. The Company had no other potentially dilutive common share obligations outstanding.

         For purposes of calculating the basic and diluted net loss per share, no adjustments have been made to the reported amounts of net loss.

NOTE B - GOING CONCERN
         -------------

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 2000 and fiscal 1999, and has negative tangible net worth. In addition, operations generated negative cash flow for fiscal 2000 and the revolving credit facility is due in less than one year. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - REPORTABLE SEGMENTS
         -------------------

         The Company has three segments: Aviation Staffing Services, Commercial Security Staffing Services, and Security Products Distribution. The aviation services offered by the Company include pre-board screening, skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's Commercial Security Staffing Services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. The Security Products Distribution segment offers a line of security products including airport and commercial security checkpoint products and hand-held metal detectors.

         The Company's reportable segments are strategic business units that offer different products and services to different markets. Aviation Staffing Services is treated as a separate business because of its unique marketing focus and the specialized needs of its customer base, the airline industry. Commercial Security Staffing Services is treated as a separate business due to its focus on security services and its wide range of clients. Security Products Distribution is treated as a separate business because it markets tangible security goods.

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

                             SEGMENT DISCLOSURE DATA
                             -----------------------

                                                                   AVIATION     COMMERCIAL       SECURITY
                                                                   STAFFING  SECURITY STAFFING   PRODUCTS
FOR THE THREE MONTHS ENDED JUNE 30, 2000                           SERVICES      SERVICES      DISTRIBUTION     TOTALS
----------------------------------------                           --------      --------      ------------     ------

Net operating revenues....................................         $  39,042    $ 10,749         $1,345         $51,136
Cost of revenues..........................................         $  35,724    $  8,608         $1,398         $45,730
Gross margin  ............................................         $   3,318    $  2,141         $  (53)        $ 5,406

Net loss      ............................................         $    (868)   $   (371)        $ (180)        $(1,419)


FOR THE THREE MONTHS ENDED JUNE 30, 1999
----------------------------------------
Net operating revenues....................................         $  42,000    $ 12,348         $1,457         $55,805
Cost of revenues..........................................         $  38,925    $ 10,337         $1,180         $50,442
Gross margin  ............................................         $   3,075    $  2,011         $  277         $ 5,363
Net loss      ............................................         $  (1,084)   $   (509)        $  (41)        $(1,634)

                      DISCLOSURE OF GEOGRAPHIC INFORMATION
                      ------------------------------------

NET OPERATING REVENUES FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND ASSETS AT JUNE 30, 2000     REVENUES           ASSETS
-------------------------------------------------------------------------------------------     --------           ------

United States ...................................................................                $50,315           $68,595
United Kingdom...................................................................                    821               536
Total         ...................................................................                $51,136           $69,131

NET OPERATING REVENUES FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND ASSETS AT MARCH 31, 2000    REVENUES          ASSETS
--------------------------------------------------------------------------------------------    --------          ------

United States ...................................................................                $54,009           $70,450
Other Countries..................................................................                  1,796               762
Total         ...................................................................                $55,805           $71,212

     DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the three months ended June 30, 2000 and 1999, revenues from one major customer amounted to $10.4 million and $13.5 million or 20.3% and 24.2% of net operating revenues, respectively. Services provided to another major customer generated revenues for the Company of $5.9 million or 11.5% of net operating revenues for the quarter ended June 30, 2000 and 12.2% of total revenues during the same period in the prior year.

         Five airline customers, including the two noted above, accounted for approximately 44.0% and 47.4% of net operating revenue for the quarters ended June 30, 2000 and 1999, respectively, and accounted for 35.9% and 34.5% of net accounts receivable at June 30, 2000 and March 31, 2000 respectively.

NOTE D-FINANCING ARRANGEMENTS
       ----------------------
         In April 2000 management secured, from its lenders, certain amendments to its existing $25.0 million credit facility. Among them were an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of August 9, 2000, the Company was in compliance with all covenants and the outstanding obligations under this facility were $23.3 million.

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

         In the first quarter of fiscal 2001, the Company recorded a warrant liability amounting to $175,000 related to the put option associated with warrants granted to the Bank. Interest expense was charged for the accretion of the put option feature from the grant date to the end of the first quarter of fiscal 2001. The Company will record an additional $125,000 over the balance of fiscal 2001 related to the contingent put option liability.

         Guarantee of Debt

         On July 7, 1999, the Company entered into a First Demand Guarantee with a German bank to guarantee overdrafts of the German operations up to 500,000 Deutsche Marks (approximately $270,000 at that date). In February 2000 the Company received notice for a claim amounting to approximately $122,000 related to this guarantee. The Company ceased operations in Germany during fiscal 2000.

NOTE E-DISPOSITION

         In the first quarter of fiscal 2000, the Company acquired the outstanding stock of Metroplex Control Systems, Inc. ("Metroplex") headquartered in Dallas, Texas for approximately $5.0 million in cash. The purchase price allocation resulted in goodwill of approximately $2.5 million which was charged to operations in fiscal 2000 due to the subsequent disposition of Metroplex. In March 2000, the Company completed the disposition of Metroplex in conjunction with the Company's strategy to focus on its core businesses and outsource the security products distribution and installation business. The Company reported a $0.8 million loss on the sale in the fourth quarter of fiscal 2000. During the first quarter of fiscal 2000, Metroplex generated net operating revenues of $0.6 million and net income of approximately $11,000.

NOTE F-CAPITAL STOCK

         Change in Control

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000, and provide certain other standard employment benefits through September 30, 2001. In addition, the Company will pay Weitzel an aggregate of $500,000 under a 20 month consulting agreement which began February 1, 2000. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constitute the entire Board of Directors of the Company as of August 9, 2000. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

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

         Delisting of Common Shares

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of the Company's Common Stock on that market would be halted pending the receipt and review of additional information in accordance with Marketplace Rules of the Nasdaq Stock Market. The primary cause for the halt was the Company's failure to timely file the Company's Form 10-K for the fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 price quotes for the Company's Common Stock began appearing in the Electronic Quotation System of the National Quotation Bureau LLC. Although the Company is now current for all Securities and Exchange Commission filings, as of August 4, 2000 the Company does not meet the requirements necessary to regain listing on the Nasdaq Stock Market.

NOTE G-SUBSEQUENT EVENT

         In July 2000, the Company received notice that its aviation service contracts at the Dallas Fort Worth airport ("DFW") would be terminated effective August 2000. In fiscal 2000, the DFW location generated net revenues of $7.4 million and gross margin of $1.0 million.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2000

OVERVIEW

         The Company is a leading provider of aviation contract support services and is also a significant provider of commercial security staffing services. The Company provides services to customers in more than 300 cities in the United States and United Kingdom. Aviation support services offered by the Company include pre-board screening, skycap, baggage handling and aircraft appearance services, wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas, and museums.

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

         Operations generated negative cash flow for fiscal 2000 and for the first quarter of fiscal 2001. Although the Company obtained a one year extension of its credit facility through April 2001 (See Note D of "Notes to the Consolidated Financial Statements") the negative cash flow generated during fiscal 2000 and forecast to continue at least through the first half of fiscal 2001 are factors that raise doubts about the Company's ability to continue as a going concern. The audit report of Arthur Andersen LLP for fiscal 2000 contains an explanatory paragraph with respect to this matter.

RESULTS OF OPERATIONS

         The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the first quarter of fiscal 2001 as compared to the same period in fiscal 2000, by segment (in thousands).


                                          For the Three Months Ended June 30,
                                     2000      % of Rev         1999      % of Rev     Inc/(Dec)  % Inc/(Dec)
                                     --------------------       --------------------   ----------------------
Net Revenues:
      Aviation                       $ 39,042       76.4%       $ 42,000       75.3%      $(2,958)      -7.0%
      Commercial Security              10,749       21.0%         12,348       22.1%       (1,599)     -13.0%
      Security Products                 1,345        2.6%          1,457        2.6%         (112)      -7.7%
                                     --------------------       --------------------   ----------------------
                                       51,136      100.0%         55,805      100.0%       (4,669)      -8.4%
                                     --------------------       --------------------   ----------------------
Cost of Revenues:
      Aviation                         35,724       91.5%         38,925       92.7%       (3,201)      -8.2%
      Commercial Security               8,608       80.1%         10,337       83.7%       (1,729)     -16.7%
      Security Products                 1,398      103.9%          1,180       81.0%          218       18.5%
                                     --------------------       --------------------   ----------------------
                                       45,730       89.4%         50,442       90.4%       (4,712)      -9.3%
                                     --------------------       --------------------   ----------------------
Gross Margin:
      Aviation                          3,318        8.5%          3,075        7.3%          243        7.9%
      Commercial Security               2,141       19.9%          2,011       16.3%          130        6.5%
      Security Products                   (53)      -3.9%            277       19.0%         (330)    -119.1%
                                     --------------------       --------------------   ----------------------
                                      $ 5,406       10.6%        $ 5,363        9.6%         $ 43        0.8%
                                     ====================       ====================   ======================

         NET OPERATING REVENUES. Net operating revenues in the first quarter of fiscal 2001 decreased by $4.7 million, or 8.4%, as compared with the first quarter of fiscal 2000. The decrease is attributable to the loss of aviation and commercial security staffing contracts. The decrease in Security Products

Distribution net revenues was primarily related to the Company's decision to phase out of the direct sale and installation of security systems and to outsource the implementation and service functions of this business segment during fiscal 2001. The decrease in aviation revenues relates to lost service contracts at several sites. The contracts were generally lost in competitive bidding processes. This decline may continue as management focuses on higher margin business and intends to terminate contracts that do not meet profit criteria. The initial impact of this strategy is reflected in the improved margin in aviation services which increased $0.2 million despite a $3.0 million decrease in net revenue. Gross margin as a percent of revenue increased from 7.3% in the first quarter of fiscal 2000 to 8.5% in the first quarter of fiscal 2001. Although the Company intends to retain profitable contracts there can be no assurance that the Company will be successful (See Note G of "Notes to the Consolidated Financial Statements"). The decrease in Commercial Security Staffing Services net revenues was related to the Company's strategy, commencing in the third quarter of fiscal 2000, to eliminate contracts that did not meet profit criteria. Although Commercial Security Staffing Services net revenues decreased by $1.6 million, or 13.0%, gross margin actually increased approximately $0.1 million from 16.3% of revenue to 19.9% of revenue.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the first quarter of fiscal 2001 total cost of revenues decreased $4.7 million, or 9.3%, as compared to the same period in fiscal 2000. Most of this decrease was due to costs associated with the service contracts lost or discontinued. However, cost of revenues as a percent of net operating revenues for Commercial Security Staffing Services and Aviation Staffing Services decreased from 83.1% and 92.7% in the first quarter of fiscal 2000 to 80.1% and 91.5%, respectively, in the first quarter of fiscal 2001. The decrease was primarily as a result of focusing on higher margin contracts and eliminating lower margin contracts. The cost of revenues for Security Products distribution increased $0.2 million primarily due to the Company's strategy related to security products as previously discussed. See "Net Operating Revenues". The Company is continuing efforts to eliminate low margin contracts and improve controls over labor costs to improve margins in the Aviation Staffing Services and Commercial Security Staffing Services segments. The strength of the United States economy during this period has driven unemployment to low levels and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. The low unemployment rates have resulted in higher overtime pay than in prior years which has been incurred in order to provide the services required per the contracts with the customers. These factors have resulted in downward pressure on the Company's gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):

                                               Three Months ended June 30,
                                            ---------------------------------
                                                 2000              1999
                                            ---------------   ---------------
Aviation Staffing Services                         $ 1,633           $ 1,806
Commercial Security Staffing Services                1,408             1,472
Security Products Distribution                          21               279
Corporate Administration                             2,454             2,348
                                            ---------------   ---------------

                                                   $ 5,516           $ 5,905
                                            ===============   ===============


         Total S, G & A expenses decreased $0.4 million, or 6.6%, in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. S, G & A expenses were 10.8% and 10.6% of net operating revenues for the first quarter of fiscal 2001 and 2000, respectively. The following discusses the change in S, G & A expenses by business segment for the first quarter of fiscal 2001 as compared to the same period in fiscal 2000.

         Aviation Staffing Services S, G & A expenses decreased $0.2 million for the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary and payroll taxes and benefits.

         Commercial Security Staffing Services S, G & A expenses decreased approximately $64,000 in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000, primarily related to salary and payroll taxes and benefits. The Company has completed the reorganization of the Commercial Security administrative support structure.

         Security Products Distribution S, G & A decreased $0.3 million in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease is due to the Company's intention to outsource the implementation and service functions of this business segment during fiscal 2001. The S, G & A associated with the Security Products Distribution business segment should be minimal during fiscal 2001 as the Company continues to implement its strategy.

         Corporate Administration S, G & A increased $0.1 million in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. The slight increase in Corporate Administrative costs is not related to any single category of expense. However, the Company's efforts to reduce these costs should result in an overall reduction of annual Corporate Administrative costs in fiscal 2001 as compared to fiscal 2000.

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense decreased $0.2 million, or 22.3%, to $0.6 million in the first quarter of fiscal 2001 from $0.8 million in the first quarter of fiscal 2000. The decrease relates to a decrease in goodwill amortization due to a disposition and its related goodwill in March 2000. (See Note E of "Notes to the Consolidated Financial Statements")

         INTEREST EXPENSE. In the first quarter of fiscal 2001, interest expense increased to $0.7 million from $0.3 million in the first quarter of fiscal 2000. Average outstanding debt increased from $18.2 million during the first quarter of fiscal 2000 to $23.1 million during the first quarter of fiscal 2001. This increase in debt was primarily incurred during fiscal 2000 to fund the negative cash flow from operations. In addition, the Company's effective borrowing rate increased from 7.57% to 9.94% for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 2001. The increase in the effective borrowing rate was due to the increase in the prime rate of interest. Interest expense in the first quarter of fiscal 2001 also includes a $75,000 charge related to the put option associated with the warrants to purchase stock granted to the Bank. (See Note D of "Notes to the Consolidated Financial Statements")

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the first quarter of fiscal 2001 or fiscal 2000. The tax provision for the first quarter of fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. Operating activities used net cash of approximately $1.0 million and financing activities generated net cash of $1.2 million during the quarter ended June 30, 2000.

         During the first quarter of fiscal 2001, principal uses of funds, in addition to working capital requirements, included expenditures associated with capital expenditures. The Company anticipates capital expenditures during the balance of fiscal 2001 of approximately $0.5 million, primarily related to leasehold improvements, computer software and systems and equipment used in operations.

         In April 2000, management secured, from the Company's lenders, certain amendments to its existing $25.0 million credit facility. Among them are an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime rate plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio, and standard financial reporting require-ments. As of August 9, 2000 the Company was in compliance with all covenants and the outstanding obligation under this facility was $23.3 million.

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

         The Company anticipates negative cash flow from operations for at least the first half of fiscal 2001, but believes that the Company will generate positive cash flow from operations in the second half of fiscal 2001 when the benefits of programs to improve margins and reduce expenses are expected to generate positive cash flow.

Although there can be no assurance, the Company believes that amounts available under its credit facility, combined with the receipt of an income tax refund of $3.0 million in May 2000, will be sufficient to meet its cash requirements, including monthly debt service, until operations begin to generate positive cash flow. The Company will seek to refinance its outstanding borrowings under the credit facility on or prior to December 31, 2000, but there can be no assurance as to the Company's ability to obtain a replacement credit facility or otherwise refinance its debt or obtain equity financing.

         The Company's lack of external financing sources will limit its ability to grow and cause it to rely on net cash generated by operations to pay expenses and existing liabilities. Such limitations may have an adverse impact on the Company's liquidity and results of operations.

FORWARD LOOKING STATEMENTS

         Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements in this quarterly report, including the notes to the consolidated financial statements, describe factors, among others, that could contribute to or cause such differences. These factors include, among others, the Company's ability to pay off or refinance its credit facility, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, the transition to new management, and negative publicity regarding the airline security and services and commercial staffing services industries. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are referred to the Company's Annual Report on Form 10K as filed with the Securities and Exchange Commission which identifies certain risk factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of business, the Company is subject to foreign currency, interest rate and labor market risks. The risks primarily relate to the sale of the Company's services to foreign customers through its foreign subsidiaries, changes in interest rates on the Company's short-term financing and the availability and cost of labor.

         Foreign Currency Risk. A portion of the Company's revenues, (1.6% through June 30, 2000), are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks, which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains a revolving line of credit which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at June 30, 2000 of $23.3 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the June 30, 2000 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its revolving line of credit, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $233,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

         Labor Market Risk. The Company's profitability can be significantly impacted by the availability of qualified personnel and the cost of labor. Direct labor costs comprise approximately 81% of the Company's net operating revenues. Changes in the labor market may increase direct labor costs through higher wages and increased amounts of overtime that can not be recovered from customers. The Company anticipates managing such risk by entering contracts that permit increases based on the labor market and attempt to reduce turnover to reduce recruiting and training costs to mitigate increases in wages. However, there can be no assurance that the Company will be able to obtain increased billing rates to offset increases in labor costs or to successfully reduce employee turnover.

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

August 11, 2000                             INTERNATIONAL TOTAL SERVICES, INC.
---------------
                                            By:   /s/ Mark D. Thompson
                                                  ------------------------------
                                                  Mark D. Thompson
                                                  President and Interim Chief
                                                  Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 11, 2000                                   /s/ Mark D. Thompson
---------------                                   ------------------------------
                                                  Mark D. Thompson
                                                  President and Interim Chief
                                                  Executive Officer (Principal
                                                  Executive Officer)

August 11, 2000                                   /s/ Ronald P. Koegler
---------------                                   ------------------------------
                                                  Ronald P. Koegler
                                                  Executive Vice President and
                                                  Controller (Principal
                                                  Accounting Officer)

August 11, 2000                                   /s/ Michael F. Sosh
---------------                                   ------------------------------
                                                  Michael F. Sosh
                                                  Executive Vice President Chief
                                                  Financial Officer
                                                  Treasurer (Principal Financial
                                                  Officer)