Form 10-Q
period 2000-09-30
INTERNATIONAL TOTAL SERVICES INC
filed 2000-11-14
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

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

                               Yes [X]    No
                                  ----      ----

As of November 10, 2000, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                      10-Q

                                      INDEX
                                      -----

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I       FINANCIAL INFORMATION

ITEM 1           Financial Statements

                      Consolidated Balance Sheets
                           as of September 30, 2000 and March 31, 2000............................................     2

                      Consolidated Statements of Operations and Comprehensive Loss for the:
                          Three Months Ended September 30, 2000 and 1999..........................................     3
                          Six Months Ended September 30, 2000 and 1999............................................     4

                      Consolidated Statements of Cash Flows
                          for the Six Months Ended September 30, 2000 and 1999....................................     5

                      Notes to the Consolidated Financial Statements..............................................     6

ITEM 2           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................    11

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk.......................................    17

PART II      OTHER INFORMATION

ITEM 6           Exhibits and Reports on Form 8 - K...............................................................    18

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               SEPTEMBER 30,  MARCH 31,
                                                                                    2000         2000
                                                                                -----------   ----------
                                                                               (UNAUDITED)

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                   $    288       $    792
      Accounts receivable - net of allowance for doubtful
        accounts of $450 and $474 respectively                                      29,206         27,675
      Federal Income tax refund receivable                                              --          3,020
      Deferred taxes                                                                   640            640
      Uniforms, net                                                                  1,036          1,035
      Other current assets                                                           1,701          2,018
                                                                                  --------       --------
        Total current assets                                                        32,871         35,180
PROPERTY AND EQUIPMENT
      Security equipment                                                             3,583          3,799
      Service equipment                                                              2,204          2,206
      Computer equipment                                                             3,610          3,256
      Furniture and fixtures                                                         1,102          1,100
      Autos                                                                            893            936
      Leasehold improvements                                                            70             70
                                                                                  --------       --------
                                                                                    11,462         11,367
      Less accumulated depreciation and amortization                                 7,018          6,470
                                                                                  --------       --------
        Property and equipment, net                                                  4,444          4,897
INTANGIBLES, less accumulated amortization of $7,450
      and $6,254, respectively                                                      29,689         31,030
SECURITY DEPOSITS AND OTHER                                                            171            105
                                                                                  --------       --------
      TOTAL ASSETS                                                                $ 67,175       $ 71,212
                                                                                  ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Trade accounts payable                                                      $  5,784       $  5,466
      Current portion of Revolving Credit Facility                                  23,883             --
      Accrued payroll and employee benefits                                         14,460         16,314
      Other accrued expenses                                                         7,087          8,556
      Income taxes payable                                                             298            337
                                                                                  --------       --------
        Total current liabilities                                                   51,512         30,673
DEFERRED TAXES                                                                         640            640
REVOLVING CREDIT FACILITY                                                               --         22,103
WARRANTS                                                                               217             --

SHAREHOLDERS' EQUITY
      Common shares, without par value, stated at $.01 per share, authorized
        20,000 shares, issued and outstanding
        6,837 shares at September 30, 2000 and March 31, 2000                           68             68
      Additional paid-in capital                                                    31,263         31,263
      Accumulated other comprehensive loss                                            (813)          (470)
      Retained deficit                                                             (15,712)       (13,065)
                                                                                  --------       --------
                                                                                    14,806         17,796
                                                                                  --------       --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 67,175       $ 71,212
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

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   ---------------------------------
                                                                 2000                           1999
                                                    ----------------------------     ----------------------------
Net operating revenues ...........................  $   48,236            100.0%     $   55,609             100.0%
Cost of revenues .................................      43,244             89.7%         49,325              88.7%
                                                    ----------       ----------      ----------        ----------

                GROSS MARGIN .....................       4,992             10.3%          6,284              11.3%

Selling, general and administrative expenses .....       4,932             10.2%          6,434              11.5%
Amortization expense .............................         596              1.2%            652               1.2%
                                                    ----------       ----------      ----------        ----------
                OPERATING LOSS ...................        (536)            (1.1)%          (802)             (1.4)%

Interest expense-net .............................         670              1.4%            426               0.8%
                                                    ----------       ----------      ----------        ----------

                LOSS BEFORE INCOME TAXES .........      (1,206)            (2.5)%        (1,228)             (2.2)%

Provision for income taxes .......................          22              0.0%             --                --
                                                    ----------       ----------      ----------        ----------
                NET LOSS .........................  $   (1,228)            (2.5)%    $   (1,228)             (2.2)%
                                                    ==========       ==========      ==========        ==========

Other comprehensive income
   Foreign currency translation adjustment .......        (130)                             168
                                                    ----------                       ----------
          COMPREHENSIVE LOSS .....................  $   (1,358)                      $   (1,060)
                                                    ==========                       ==========

Net loss per share:
   Basic                                            $    (0.18)                      $    (0.18)
                                                    ===========                      ==========
   Diluted                                          $    (0.18)                      $    (0.18)
                                                    ===========                      ==========


Weighted average number of shares outstanding:
   Basic                                                 6,747                            6,662
                                                    ==========                       ==========
   Diluted                                               6,747                            6,662
                                                    ==========                       ==========


The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------------------
                                                                              2000                         1999
                                                                      ---------------------      ----------------------
Net operating revenues.......................................         $   99,372      100.0%    $  111,414       100.0%
Cost of revenues ............................................             88,974       89.5%        99,767        89.5%
                                                                      ----------    --------    ----------    ---------

         GROSS MARGIN........................................             10,398       10.5%        11,647        10.5%

Selling, general and administrative expenses.................             10,448       10.5%        12,339        11.1%
Amortization expense.........................................              1,196        1.2%         1,424         1.3%
                                                                      ----------    --------    ----------    --------

         OPERATING LOSS......................................             (1,246)      (1.2)%       (2,116)       (1.9)%

Interest expense-net.........................................              1,331        1.4%           746         0.7%
                                                                      ----------    -------         -------      -----
          LOSS BEFORE INCOME TAXES..........................             (2,577)       (2.6)%       (2,862)       (2.6)%

Provision for income taxes...................................                 70        0.1%            --          --%
                                                                      ----------    --------    ----------    --------
         NET LOSS............................................         $   (2,647)      (2.7)%    $  (2,862)      (2.6)%
                                                                      ==========   ========      ==========   ========
Other comprehensive income
   Foreign currency translation adjustment...................               (343)                       38
                                                                      ----------               -----------
         COMPREHENSIVE LOSS..................................         $   (2,990)             $     (2,824)
                                                                      ==========                ==========

Net income (loss) per share:
   Basic ....................................................         $    (0.39)             $      (0.43)
                                                                     ===========              ============
   Diluted...................................................         $    (0.39)             $      (0.43)
                                                                      ==========              ============

Weighted average number of shares outstanding:
   Basic ....................................................              6,747                     6,662
                                                                      ==========                ==========
   Diluted...................................................              6,747                     6,662
                                                                      ==========                ==========




The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                                         ------------------------------
                                                                                         2000                      1999
                                                                                  ---------------           -------------
 OPERATING ACTIVITIES:
  Net loss..................................................                      $      (2,647)            $    (2,862)
   Adjustments to reconcile net loss to net
       Depreciation..........................................                                701                     826
       Amortization..........................................                              1,196                   1,424
       Loss on disposal of fixed assets......................                                 21                      21
       Changes in working capital:
         Accounts receivable.................................                             (1,531)                  1,093
         Other assets........................................                              3,203                     521
         Trade accounts payable..............................                                318                    (935)
         Accrued expenses....................................                             (3,362)                 (1,114)
                                                                                   --------------            ------------
           Net cash used for operating activities............                             (2,101)                 (1,026)

INVESTING ACTIVITIES:
   Additions to property and equipment.......................                               (455)                   (632)
   Proceeds received from deposits and sale of equipment.....                                 13                     146
   Property and equipment of acquired businesses.............                                 --                    (302)
   Working capital acquired, net of cash.....................                                 --                  (1,470)
   Intangibles from acquisitions of businesses...............                                 --                  (4,005)
                                                                                   -------------             ------------
           Net cash used for investing activities............                               (442)                 (6,263)

FINANCING ACTIVITIES:
   Net borrowings on note payable to bank....................                              1,780                   7,673
                                                                                   -------------             -----------
           Net cash provided by financing activities.........                              1,780                   7,673

Effect of exchange rates on cash.............................                                259                      38
                                                                                   -------------             -----------
   Net increase (decrease) in cash and cash equivalents......                               (504)                    422
Cash and cash equivalents at beginning of period.............                                792                     672
                                                                                   -------------             -----------
Cash and cash equivalents at end of period...................                      $         288             $     1,094
                                                                                   =============             ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest.............................................                                700                      727
                                                                                   ============             ============
  Income taxes..........................................                           $         83             $         66
                                                                                   ============             ============





The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2000 and the results of its operations for the three and six month periods ended September 30, 2000 and 1999 and cash flows for the six month periods ended September 30, 2000 and 1999 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

         The Company's fiscal year ends on March 31. All references to fiscal years in this Quarterly Report on Form 10-Q represent the year in which the fiscal period ends (i.e. fiscal 2001 is the fiscal year ended March 31, 2001) unless otherwise noted.

REVENUE RECOGNITION

         Revenues are recognized at the time aviation and commercial security services are provided. Revenues generated from the sales of security products are recognized when the products have been delivered and installed.

         Commencing in the first quarter of fiscal 2000, as a result of an acquisition, (Note E), revenues generated from the sales of security products were recognized on the percentage-of-completion basis. This was the policy of the newly acquired company which was involved in numerous long term installation contracts. The percentage-of-completion method is based on estimates by the project manager. Commencing in fiscal 2001, the Company outsources the distribution and installation of security products.

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

CHANGE IN ESTIMATE - AMORTIZATION OF UNIFORMS IN SERVICE

         Effective April 1, 2000, the Company changed the estimated useful life of uniforms in service from 18 months to 15 months. The change was based on an analysis of the current usage and life of uniforms after placed in service. The estimated impact of this change on the net loss for the six months of fiscal 2001 is not significant.

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

NOTE B - GOING CONCERN
         -------------
         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 2001, fiscal 2000 and fiscal 1999, and has negative tangible net worth. In addition, operations generated negative cash flow for fiscal 2001 and the revolving credit facility is due in less than one year. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - REPORTABLE SEGMENTS
         -------------------
         The Company has three segments: Aviation Staffing Services, Commercial Security Staffing Services, and Security Products Distribution. The aviation services offered by the Company include pre-board screening, skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's Commercial Security Staffing Services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. The Security Products Distribution segment, which is being out-sourced commencing in fiscal 2001, offers a line of security products including airport and commercial security checkpoint products and hand-held metal detectors (Note E).

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

                             SEGMENT DISCLOSURE DATA
                             -----------------------

                                                                               COMMERCIAL
                                                                 AVIATION      SECURITY        SECURITY
                                                                 STAFFING      STAFFING        PRODUCTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000                      SERVICES      SERVICES      DISTRIBUTION   TOTALS
-------------------------------------------                      --------      --------      -------------  ------

Net operating revenues....................................       $ 76,237      $ 21,053         $  2,082    $99,372
Cost of revenues..........................................       $ 70,135      $ 16,882         $  1,957    $88,974
Gross margin  ............................................       $  6,102      $  4,171         $    125    $10,398
Net loss      ............................................       $ (1,774)     $   (865)        $     (8)   $(2,647)


FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------
Net operating revenues....................................       $ 83,023      $ 24,502         $  3,889   $111,414
Cost of revenues..........................................       $ 76,564      $ 20,337         $  2,866   $ 99,767
Gross margin  ............................................       $  6,459      $  4,165         $  1,023   $ 11,647
Net income (loss) ........................................       $ (2,212)     $   (728)        $     78   $ (2,862)


                      DISCLOSURE OF GEOGRAPHIC INFORMATION
                      ------------------------------------



NET OPERATING REVENUES FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND
----------------------------------------------------------------------
ASSETS AT SEPTEMBER 30, 2000                                                              REVENUES            ASSETS
----------------------------                                                              --------            ------
United States ...................................................................      $       97,702    $       66,670
United Kingdom...................................................................               1,670               505
                                                                                       --------------    --------------
Total         ...................................................................      $       99,372    $       67,175
                                                                                       ==============    ==============



NET OPERATING REVENUES FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND ASSETS
-----------------------------------------------------------------------------
AT MARCH 31, 2000                                                                         REVENUES            ASSETS
-----------------                                                                         --------            ------
United States ...................................................................      $      107,835    $       70,450
Other Countries..................................................................               3,579               762
                                                                                       --------------    --------------
Total         ...................................................................      $      111,414    $       71,212
                                                                                       ==============    ==============


DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the six months ended September 30, 2000 and 1999, revenues from one major customer amounted to $16.8 million and $25.8 million or 16.9% and 23.1% of net operating revenues, respectively. Services provided to another major customer generated revenues for the Company of $12.0 million or 12.0% of net operating revenues for the six months ended September 30, 2000 and 12.6% of total revenues during the same period in the prior year.

         Five airline customers, including the two noted above, accounted for approximately 42.0% and 46.8% of net operating revenue for the six months ended September 30, 2000 and 1999, respectively, and accounted for 30.0% and 34.5% of net accounts receivable at September 30, 2000 and March 31, 2000 respectively.

NOTE D - FINANCING ARRANGEMENTS
         ----------------------
         In April 2000 management secured, from the Company's banks, certain amendments to the Company's existing $25.0 million credit facility. Among the amendments were an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of October 26, 2000, the Company was in compliance with all covenants and the outstanding obligation under this facility was $22.9 million.

         In consideration for the amendment and extension of the credit facility, the Company granted the lenders warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Company's Board of Directors determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase the warrants at $1.00 per warrant and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001.

         In the first six months of fiscal 2001, the Company recorded a warrant liability amounting to $217,000 related to the put option associated with warrants granted to the banks. Interest expense was charged for the accretion of the put option feature from the grant date to the end of the second quarter of fiscal 2001. The Company will record an additional $83,000 over the balance of fiscal 2001 related to the contingent put option liability.

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

NOTE E - DISPOSITION
         -----------
         In the first quarter of fiscal 2000, the Company acquired the outstanding stock of Metroplex Control Systems, Inc. ("Metroplex") headquartered in Dallas, Texas for approximately $5.0 million in cash. The purchase price allocation resulted in goodwill of approximately $2.5 million which was charged to operations in fiscal 2000 due to the subsequent disposition of Metroplex. In March 2000, the Company completed the disposition of Metroplex in conjunction with the Company's strategy to focus on its core businesses and outsource the security products distribution and installation business. The Company reported a $0.8 million loss on the sale in the fourth quarter of fiscal 2000. During the first six months of fiscal 2000, Metroplex generated net operating revenues of $2.0 million and net income of approximately $204,000.

NOTE F - CAPITAL STOCK
         -------------
         Change in Control

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000, and provide certain other standard employment benefits through September 30, 2001. In addition, the Company will pay Weitzel an aggregate of $500,000 under a 20 month consulting agreement which began February 1, 2000. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constitute the entire Board of Directors of the Company. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

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

         Delisting of Common Shares

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of the Company's Common Stock on that market would be halted pending the receipt and review of additional information in accordance with Marketplace Rules of the Nasdaq Stock Market. The primary cause for the halt was the Company's failure to timely file the Company's Form 10-K for the fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 price quotes for the Company's Common Stock began appearing in the Electronic Quotation System of the National Quotation Bureau LLC. Although the Company is now current for all Securities and Exchange Commission filings, the Company does not meet the requirements necessary to regain listing on the Nasdaq Stock Market.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000

OVERVIEW

         The Company is a leading provider of aviation contract support services and is also a significant provider of commercial security staffing services. The Company provides services to customers in the United States and United Kingdom. Aviation support services offered by the Company include pre-board screening, skycap, baggage handling and aircraft appearance services, wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas, and museums.

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

         Operations generated negative cash flow for fiscal 2000 and for the first six months of fiscal 2001. Although the Company obtained a one year extension of its credit facility through April 2001 (See Note D of "Notes to the Consolidated Financial Statements") the negative cash flow generated during fiscal 2000 and forecast to continue at least through the first half of fiscal 2001 are factors that raise doubts about the Company's ability to continue as a going concern. The audit report of Arthur Andersen LLP for fiscal 2000 contained an explanatory paragraph with respect to this matter.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
--------------------------------------------------------------
SEPTEMBER 30, 2000 AND 1999
---------------------------

         The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the second quarter of fiscal 2001 as compared to the same period in fiscal 2000, by segment (dollars in thousands).

                                               For the Three Months Ended Sept 30,
                                     2000      % of Rev         1999      % of Rev     Inc/(Dec)  % Inc/(Dec)
                                 -------------------------  ------------------------- ------------------------
Net Operating Revenues:
      Aviation                       $ 37,195       77.1%       $ 41,023       73.8%      $(3,828)      -9.3%
      Commercial Security              10,304       21.4%         12,154       21.8%       (1,850)     -15.2%
      Security Products                   737        1.5%          2,432        4.4%       (1,695)     -69.7%
                                 -------------------------  ------------------------- ------------------------

                                       48,236      100.0%         55,609      100.0%       (7,373)     -13.3%
                                 -------------------------  ------------------------- ------------------------
Cost of Revenues:
      Aviation                         34,411       92.5%         37,639       91.7%       (3,228)      -8.6%
      Commercial Security               8,274       80.3%         10,000       82.3%       (1,726)     -17.3%
      Security Products                   559       75.8%          1,686       69.3%       (1,127)     -66.8%
                                 -------------------------  ------------------------- ------------------------

                                       43,244       89.7%         49,325       88.7%       (6,081)     -12.3%
                                 -------------------------  ------------------------- ------------------------
Gross Margin:
      Aviation                          2,784        7.5%          3,384        8.3%         (600)     -17.7%
      Commercial Security               2,030       19.7%          2,154       17.7%         (124)      -5.8%
      Security Products                   178       24.2%            746       30.7%         (568)     -76.1%
                                 -------------------------  ------------------------- ------------------------

                                      $ 4,992       10.3%        $ 6,284       11.3%      $(1,292)     -20.6%
                                 =========================  ========================= ========================


         NET OPERATING REVENUES. Net operating revenues in the second quarter of fiscal 2001 decreased by $7.4 million, or 13.3%, as compared with the second quarter of fiscal 2000. The decrease is attributable to the loss of aviation and commercial security staffing contracts and the Company's decision to phase out of the direct sale and installation of security products and to outsource the implementation and service functions of the related business segment during fiscal 2001. (See Note E of "Notes to the Consolidated Financial Statements")

          The decrease in aviation revenues relates to lost service contracts at several sites which has been partially offset by price increases obtained from airlines and new service contracts obtained since the beginning of the fiscal 2001. The Company's contracts with clients generally have one-to three-year terms but are cancelable by either party on 30 to 90 days' notice. In the normal course of business, the competitive bidding process and other factors, the Company has lost certain profitable contracts. In the second quarter of fiscal 2001, the Company lost a contract at the Dallas Fort Worth airport that generated net revenues of $7.4 million and gross margin of $1.0 million in fiscal 2000. The loss of this and other business with the same customer contributed to the decrease in net operating revenues and gross margin as a percent to sales when compared to last year and the prior quarter.

         The Company's strategy to focus on higher margins has resulted in price increases and approximately 30 new contracts at targeted margin percentages. Commencing in the third quarter of fiscal 2001 the Company has obtained significant price increases and a major new contract. This new contract is projected to generate net revenues of $4.0 million and gross margin of approximately $0.4 million per year. Additionally, the company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). The effects of this strategy may result in improved margins for the third quarter of fiscal 2001 as compared to the prior fiscal year. Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

                  The decrease in Commercial Security Staffing Services net revenues was related to the Company's strategy, commencing in the third quarter of fiscal 2000, to eliminate contracts that did not meet the Company's profit criteria. Although Commercial Security Staffing Services net revenues decreased by $1.9 million, or 15.2%, gross margin only decreased approximately $0.1 million, with gross margin as a percent of revenue increasing from 17.7% in the second quarter of fiscal 2000 to 19.7% for the same period in fiscal 2001.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the second quarter of fiscal 2001, total cost of revenues decreased $6.1 million, or 12.3%, as compared to the same period in fiscal 2000. Most of this decrease was due to costs associated with the service contracts lost or discontinued. The cost of revenues for Security Products Distribution decreased $1.1 million, primarily due to the Company's strategy related to security products. (See Note E of "Notes to the Consolidated Financial Statements"). Although total cost of net operating revenues decreased, as a percent to net operating revenues, cost of net operating revenues increased from 88.7% in fiscal 2000 to 89.7% in fiscal 2001. This increase is primarily related to overtime costs, principally in Aviation Services. Aviation Services overtime costs increased from 6.1% of net operating revenues in the second quarter of fiscal 2000 to 7.9% for the same period in fiscal 2001. This increase in overtime costs in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000 was a principal factor in the decline in Aviation Services gross margin as a percent of net operating revenues. Aviation Services gross margin decreased from 8.3% in the second quarter of fiscal 2000 to 7.5% for the same period in fiscal 2001.

         The Company is continuing efforts to eliminate negative and low margin contracts and improve controls over labor costs, especially non-reimbursed overtime costs, to improve margins in the Aviation Staffing Services and Commercial Security Staffing Services segments. The strength of the United States economy during this period has driven unemployment to low levels and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. The low unemployment rates have resulted in higher overtime pay than in prior years which has been incurred in order to provide the services required per the contracts with the customers. In addition, low unemployment rates have increased employee turnover, which increases recruiting and training costs. The Company's ability to obtain price increases for aviation services is dependent, in part upon the economic strength of the airline industry, which may be impacted by rising fuel prices and competition. These factors have resulted in downward pressure on the Company's gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):

                                              Three Months ended Sept 30,
                                            ---------------------------------
                                                 2000              1999
                                            ---------------   ---------------
Aviation                                           $ 1,393           $ 2,347
Commercial Security                                  1,424             1,393
Security Products                                       16               397
Corporate Administration                             2,099             2,297
                                            ---------------   ---------------
                                                   $ 4,932           $ 6,434
                                            ===============   ===============


         Total S, G & A expenses decreased $1.5 million, or 23.3%, in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000. S, G & A expenses were 10.2% and 11.5% of net operating revenues for the second quarter of fiscal 2001 and 2000, respectively. The following discusses the changes in S, G & A expenses by business segment for the second quarter of fiscal 2001 as compared to the same period in fiscal 2000.

         Aviation Staffing Services S, G & A expenses decreased $1.0 million for the second quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary and payroll taxes and benefits.

         Commercial Security Staffing Services S, G & A expenses increased approximately $31,000 in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000, primarily related to salary and payroll taxes and benefits. The Company has completed the reorganization of the Commercial Security administrative support structure.

         Security Products Distribution S, G & A decreased $0.4 million in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease is due to the Company's intention to outsource the implementation and service functions of this business segment during fiscal 2001. The S, G & A associated with the Security Products Distribution business segment should be minimal during fiscal 2001 as the Company continues to implement its strategy. (See Note E of "Notes to the Consolidated Financial Statements")

         Corporate Administration S, G & A decreased $0.2 million in the second quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease is due to the Company's strategy to reduce annual Corporate Administrative costs in fiscal 2001 as compared to fiscal 2000.

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense decreased $0.1 million, or 8.6%, to $0.6 million in the second quarter of fiscal 2001 from $0.7 million in the second quarter of fiscal 2000. The decrease relates to a decrease in goodwill amortization due to a disposition and its related goodwill in March 2000. (See Note E of "Notes to the Consolidated Financial Statements")

         INTEREST EXPENSE. In the second quarter of fiscal 2001, interest expense increased to $0.7 million from $0.4 million in the second quarter of fiscal 2000. Average outstanding debt increased from $22.3 million during the second quarter of fiscal 2000 to $23.1 million during the second quarter of fiscal 2001. This increase in debt was primarily incurred during fiscal 2000 to fund the negative cash flow from operations. In addition, the Company's effective borrowing rate increased from 8.01% to 10.25% for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 2001. The increase in the effective borrowing rate was due to the increase in the prime rate of interest. Interest expense in the second quarter of fiscal 2001 also includes a $75,000 non-cash charge related to the put option associated with the warrants to purchase stock granted to the Bank. (See Note D of "Notes to the Consolidated Financial Statements")

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the second quarter of fiscal 2001 or fiscal 2000. The tax provision for the second quarter of fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------------
AND 1999
--------

          The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the six months ended September 30, 2000 of fiscal 2001 as compared to the same period in fiscal 2000, by segment (dollars in thousands).



                                       For the Six Months Ended Sept 30,
                                  2000       % of Rev        1999      % of Rev     Inc/(Dec)   % Inc/(Dec)
                               ------------------------- ------------------------- --------------------------
Net Operating Revenues:
    Aviation                      $ 76,237        76.7%      $ 83,023       74.5%     $ (6,786)        -8.2%
    Commercial Security             21,053        21.2%        24,502       22.0%       (3,449)       -14.1%
    Security Products                2,082         2.1%         3,889        3.5%       (1,807)       -46.5%
                               ------------------------- ------------------------- --------------------------
                                    99,372       100.0%       111,414      100.0%      (12,042)       -10.8%
                               ------------------------- ------------------------- --------------------------
Cost of Revenues:
    Aviation                        70,135        92.0%        76,564       92.2%       (6,429)        -8.4%
    Commercial Security             16,882        80.2%        20,337       83.0%       (3,455)       -17.0%
    Security Products                1,957        94.0%         2,866       73.7%         (909)       -31.7%
                               ------------------------- ------------------------- --------------------------

                                    88,974        89.5%        99,767       89.5%      (10,793)       -10.8%
                               ------------------------- ------------------------- --------------------------
Gross Margin:
    Aviation                         6,102         8.0%         6,459        7.8%         (357)        -5.5%
    Commercial Security              4,171        19.8%         4,165       17.0%            6          0.1%
    Security Products                  125         6.0%         1,023       26.3%         (898)       -87.8%
                               ------------------------- ------------------------- --------------------------

                                  $ 10,398        10.5%      $ 11,647       10.5%     $ (1,249)       -10.7%
                               ========================= ========================= ==========================


         NET OPERATING REVENUES. Net operating revenues in the first six months of fiscal 2001 decreased by $12.0 million, or 10.8%, as compared with the same period of fiscal 2000. The decrease is attributable to the loss of aviation and commercial security staffing contracts and the Company's decision to phase out of the direct sale and installation of security products and to outsource the implementation and service functions of the related business segment during fiscal 2001. (See Note E of "Notes to the Consolidated Financial Statements")

         The decrease in aviation revenues relates to lost service contracts at several sites which has been partially offset by price increases obtained from airlines and new service contracts obtained since the beginning of the fiscal 2001. The Company's contracts with clients generally have one-to three-year terms but are cancelable by either party on 30 to 90 days' notice. In the normal course of business, the competitive bidding process and other factors, the Company has lost certain profitable contracts. In the second quarter of fiscal 2001, the Company lost a contract at the Dallas Fort Worth airport that generated net revenues of $7.4 million and gross margin of $1.0 million in fiscal 2000. The loss of this and other business with the same customer contributed to the decrease in net operating revenue when compared to last year.

         The Company's strategy to focus on higher margins has resulted in price increases and approximately 30 new contracts at targeted margin percentages. Commencing in the third quarter of fiscal 2001 the Company has obtained significant price increases and a major new contract. The benefit of this strategy is reflected in gross margin as a percent of revenue, which increased from 7.8% for the first six months of fiscal 2000 to 8.0% for the same period in fiscal 2001. This new contract is projected to generate net revenues of $4.0 million and gross margin of approximately $0.4 million per year. Additionally, the company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). The effects of this strategy may result in improved margins for the third quarter of fiscal 2001 as compared to the prior fiscal year. Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

         The decrease in Commercial Security Staffing Services net revenues was related to the Company's strategy, commencing in the third quarter of fiscal 2000, to eliminate contracts that did not meet the Company's profit criteria. Although Commercial Security Staffing Services net revenues decreased by $3.4 million, or 14.1%, gross margin remained constant at $4.2 but increased as a percent of revenue from 17.0% for the six months of fiscal 2000 to 19.8% for the same period in fiscal 2001.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the first six months of fiscal 2001, total cost of revenues decreased $10.8 million, or 10.8%, as compared to the same period in fiscal 2000. Most of this decrease was due to costs associated with the service contracts lost or discontinued. The cost of revenues for Security Products Distribution decreased $0.9 million, primarily due to the Company's strategy related to security products. (See Note E of "Notes to the Consolidated Financial Statements")

         The Company is continuing efforts to eliminate negative and low margin contracts and improve controls over labor costs, especially non-reimbursed overtime costs, to improve margins in the Aviation Staffing Services and Commercial Security Staffing Services segments. The strength of the United States economy during this period has driven unemployment to low levels and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. The low unemployment rates have resulted in higher overtime pay than in prior years which has been incurred in order to provide the services required per the contracts with the customers. In addition, low unemployment rates have increased employee turnover, which increases recruiting and training costs. The Company's ability to obtain price increases for aviation services is dependent, in part upon the economic strength of the airline industry, which may be impacted by rising fuel prices and competition. These factors have resulted in downward pressure on the Company's gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):


                                               Six Months ended Sept 30,
                                            ---------------------------------
                                                 2000              1999
                                            ---------------   ---------------
Aviation                                           $ 3,026           $ 4,153
Commercial Security                                  2,832             2,865
Security Products                                       37               676
Corporate Administration                             4,553             4,645
                                            ---------------   ---------------
                                                  $ 10,448          $ 12,339
                                            ===============   ===============

         Total S, G & A expenses decreased $1.9 million, or 15.3%, in the first six months of fiscal 2001 as compared to the same period in fiscal 2000. S, G & A expenses were 10.5% and 11.1% of net operating revenues for the first six months of fiscal 2001 and 2000, respectively. The following discusses the change in S, G & A expenses by business segment for the first six months of fiscal 2001 as compared to the same period in fiscal 2000.

         Aviation Staffing Services S, G & A expenses decreased $1.1 million for the first six months of fiscal 2001 as compared to the same period in fiscal 2000. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary and payroll taxes and benefits.

         Commercial Security Staffing Services S, G & A expenses decreased approximately $33,000 in the first six months of fiscal 2001 as compared to the same period in fiscal 2000, primarily related to salary and payroll taxes and benefits. The Company has completed the reorganization of the Commercial Security administrative support structure.

         Security Products Distribution S, G & A decreased $0.6 million in the first six months of fiscal 2001 as compared to the same period in fiscal 2000. The decrease is due to the Company's intention to outsource the implementation and service functions of this business segment during fiscal 2001. The S, G & A associated with the Security Products Distribution business segment should be minimal during fiscal 2001 as the Company continues to implement its strategy.

         Corporate Administration S, G & A decreased $0.1 million in the first six months of fiscal 2001 as compared to the same period in fiscal 2000. The decrease is due to the Company's strategy to reduce annual Corporate Administrative costs in fiscal 2001 as compared to fiscal 2000.

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense decreased $0.2 million, or 16.0%, to $1.2 million in the first six months of fiscal 2001 from $1.4 million in the same period of fiscal 2000. The decrease relates to a decrease in goodwill amortization due to a disposition and its related goodwill in March 2000. (See Note E of "Notes to the Consolidated Financial Statements")

         INTEREST EXPENSE. In the first six months of fiscal 2001, interest expense increased to $1.3 million from $0.7 million in the same period of fiscal 2000. Average outstanding debt increased from $20.2 million during the first six months of fiscal 2000 to $23.1 million during the same period of fiscal 2001. This increase in debt was primarily incurred during fiscal 2000 to fund the negative cash flow from operations. In addition, the Company's effective borrowing rate increased from 7.82% to 10.1% for the first six months of fiscal 2000 as compared to the same period of fiscal 2001. The increase in the effective borrowing rate was due to the increase in the prime rate of interest. Interest expense in the first six months of fiscal 2001 also includes a $150,000 charge related to the put option associated with the warrants to purchase stock granted to the Bank. (See Note D of "Notes to the Consolidated Financial Statements")

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the first six months of fiscal 2001 or fiscal 2000. The tax provision for the six months of fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. Operating activities used net cash of approximately $2.1 million and financing activities generated net cash of $1.8 million during the six months ended September 30, 2000. The primary use of funds in the first six months of fiscal 2001 was to fund accrued expenses, principally worker's compensation. The funding of worker's compensation should decline in the second half of fiscal 2001.

         During the first six months of fiscal 2001, principal uses of funds, in addition to working capital requirements, included expenditures associated with capital expenditures. The Company anticipates capital expenditures during the balance of fiscal 2001 of approximately $0.3 million, primarily related to leasehold improvements, computer software and systems and equipment used in operations.

         In April 2000 management secured, from the Company's banks, certain amendments to the Company's existing $25.0 million credit facility. Among the amendments were an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan is repaid by December 31, 2000. The amended agreement also includes an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants include certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of October 26, 2000, the Company was in compliance with all covenants and the outstanding obligation under this facility was $22.9 million.

         In consideration for the amendment and extension of the credit facility, the Company granted the lenders warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Company's Board of Directors determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase the warrants at $1.00 per warrant and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001. (See Note D of "Notes to the Consolidated Financial Statements")

         The Company anticipates negative cash flow from operations for at least the first half of fiscal 2001, but believes that the Company will generate positive cash flow from operations in the second half of fiscal 2001 when the benefits of programs to improve margins and reduce expenses are expected to begin to generate positive cash flow. Although there can be no assurance, the Company believes that amounts available under its credit facility, combined with the receipt of an income tax refund of $3.0 million in May 2000, will be sufficient to meet its cash requirements, including monthly debt service, until operations begin to generate positive cash flow. The Company will seek to refinance its outstanding borrowings under the credit facility on or prior to March 31, 2001, but there can be no assurance as to the Company's ability to obtain a replacement credit facility or otherwise refinance its debt, if necessary, or obtain other equity financing.

         The Company's lack of external financing sources will limit its ability to grow and cause it to rely on cash generated by operations to pay expenses and existing liabilities. Such limitations may have an adverse impact on the Company's liquidity and results of operations.

FORWARD LOOKING STATEMENTS

         Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements in this quarterly report, including the notes to the consolidated financial statements, describe factors that could contribute to or cause such differences. These factors include, among others, the Company's ability to pay off or refinance its credit facility, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, the transition to new management, and negative publicity regarding the airline security and services and commercial staffing services industries. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are referred to the Company's Annual Report on Form 10K as filed with the Securities and Exchange Commission which identifies certain risk factors.


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

         Foreign Currency Risk. A portion of the Company's revenues, (1.7% through September 30, 2000), are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks, which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains a revolving line of credit which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at September 30, 2000 of $23.8 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the September 30, 2000 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its revolving line of credit, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $238,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

         Labor Market Risk. The Company's profitability can be significantly impacted by the availability of qualified personnel and the cost of labor. Direct labor costs comprise approximately 82% of the Company's net operating revenues. Changes in the labor market may increase direct labor costs through higher wages and increased amounts of overtime that can not be recovered from customers. The Company anticipates managing such risk by entering contracts that permit increases based on the labor market and attempt to reduce turnover to reduce recruiting and training costs to mitigate increases in wages. However, there can be no assurance that the Company will be able to obtain increased billing rates to offset increases in labor costs or to successfully reduce employee turnover.

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

NOVEMBER 13, 2000

                                    International Total Services, Inc.

                                    By:   /s/  Mark D. Thompson
                                      -----------------------------------------
                                         Mark D. Thompson
                                         President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 13, 2000                       /s/  Mark D. Thompson
-----------------                       ---------------------
                                        Mark D. Thompson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

November 13, 2000                       /s/  Ronald P. Koegler
-----------------                       ----------------------
                                        Ronald P. Koegler
                                        Executive Vice President and Controller
                                        (Principal Accounting Officer)


November 13, 2000                       /s/ Michael F. Sosh
-----------------                       -------------------
                                        Michael F. Sosh
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)