Form 10-Q
period 2000-12-31
INTERNATIONAL TOTAL SERVICES INC
filed 2001-02-13
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM     TO
                                                       ---    ---

                         COMMISSION FILE NUMBER 0-23073

                       INTERNATIONAL TOTAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                                34-1264201
                ----                                ----------
      (State of Incorporation)                   (I.R.S. Employer
                                                  Identification No.)

                CROWN CENTRE
       5005 ROCKSIDE ROAD, SUITE 1200
             INDEPENDENCE, OHIO                            44131
             ------------------                            -----
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

                                                  Yes   [X]    No
                                                       -----      -----

As of February 9, 2001, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                      INDEX

                                                                                                                  PAGE NO.

PART I       FINANCIAL INFORMATION

ITEM 1           Financial Statements

                      Consolidated Balance Sheets
                           as of December 31, 2000 and March 31, 2000.............................................     2

                      Consolidated Statements of Operations and Comprehensive Loss for the:
                          Three Months Ended December 31, 2000 and 1999...........................................     3
                          Nine Months Ended December 31, 2000 and 1999............................................     4

                      Consolidated Statements of Cash Flows
                          for the Nine Months Ended December 31, 2000 and 1999....................................     5

                      Notes to the Consolidated Financial Statements..............................................     6

ITEM 2           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................    12

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk.......................................    18

PART II      OTHER INFORMATION

ITEM 6           Exhibits and Reports on Form 8 - K...............................................................    20

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            DECEMBER 31,        MARCH 31,
                                                                                               2000                2000
                                                                                               ----                ----
                                                                                            (UNAUDITED)

ASSETS
CURRENT ASSETS
      Cash and cash equivalents................................................             $         362     $      792
      Accounts receivable - net of allowance for doubtful
        accounts of $1,384 and $474 respectively...............................                    27,189         27,675
      Federal income tax refund receivable.....................................                        --          3,020
      Deferred taxes...........................................................                       640            640
      Uniforms, net............................................................                     1,036          1,035
      Other current assets.....................................................                     1,108          2,018
                                                                                            -------------     ----------
        Total current assets...................................................                    30,335         35,180
PROPERTY AND EQUIPMENT
      Security equipment.......................................................                     3,275          3,799
      Service equipment........................................................                     2,093          2,206
      Computer equipment.......................................................                     3,685          3,256
      Furniture and fixtures...................................................                     1,078          1,100
      Autos      ..............................................................                       872            936
      Leasehold improvements..................................................                         71             70
                                                                                            -------------     ----------
                                                                                                   11,074         11,367
      Less accumulated depreciation and amortization...........................                     7,082          6,470
                                                                                             ------------      ---------
        Property and equipment, net...........................................                      3,992          4,897
INTANGIBLES, less accumulated amortization of $8,045
      and $6,254, respectively.................................................                    29,123         31,030
SECURITY DEPOSITS AND OTHER....................................................                       150            105
                                                                                            -------------     ----------
      TOTAL ASSETS.............................................................             $      63,600     $   71,212
                                                                                            =============     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Trade accounts payable...................................................             $       3,882     $    5,466
      Current portion of Revolving Credit Facility.............................                    24,903             --
      Accrued payroll and employee benefits....................................                    14,281         16,314
      Other accrued expenses...................................................                     7,083          8,556
      Income taxes payable.....................................................                       356            337
                                                                                            -------------     ----------
        Total current liabilities..............................................                    50,505         30,673
DEFERRED TAXES   ..............................................................                       640            640
REVOLVING CREDIT FACILITY......................................................                        --         22,103
WARRANTS         ..............................................................                       258             --
SHAREHOLDERS' EQUITY
      Common shares, without par value, stated at $.01 per share, authorized
        20,000 shares, issued and outstanding
        6,837 shares at December 31, 2000 and March 31, 2000...................                        68             68
      Additional paid-in capital...............................................                    31,263         31,263
      Accumulated other comprehensive loss.....................................                      (747)          (470)
      Retained deficit.........................................................                   (18,387)       (13,065)
                                                                                            --------------    -----------
                                                                                                   12,197         17,796
                                                                                            -------------     ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................             $      63,600     $   71,212
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

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                2000                      1999
                                                                      ----------------------    -----------------------
Net operating revenues.......................................         $   45,003      100.0%    $   49,926       100.0%
Cost of revenues.............................................             38,928       86.5%        45,253        90.6%
                                                                      ----------    -------     ----------    --------

                GROSS MARGIN.................................              6,075       13.5%         4,673         9.4%

Selling, general and administrative expenses.................              5,287       11.6%         7,692        15.4%
Specific bad debt reserve (Note C)...........................              1,100        2.6%           --           --
Amortization expense.........................................                595        1.3%           819         1.6%
                                                                      ----------    -------     ----------    --------

                  OPERATING LOSS.............................               (907)      (2.0)%       (3,838)       (7.6)%

Interest expense-net.........................................                767        1.7%           517         1.0%
                                                                      ----------    -------     ----------    --------

                  LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     (1,674)      (3.7)%       (4,355)       (8.6)%

Provision for income taxes...................................                 44        0.1%            --          --
                                                                      ----------    -------     ----------    --------

               NET LOSS FROM CONTINUING OPERATIONS...........         $   (1,718)      (3.8)%    $  (4,355)       (8.6)%

Discontinued operations......................................               (957)      (2.1)%          458          .9%
                                                                      ----------    -------     ----------    --------

               NET LOSS......................................         $   (2,675)      (5.9)%    $  (3,897)       (7.7)%
                                                                      ==========    =======     ==========    ========
Other comprehensive income
   Foreign currency translation adjustment...................                 66                       (73)
                                                                      ----------                ----------

               COMPREHENSIVE LOSS............................         $   (2,609)               $   (3,970)
                                                                      ==========                ==========

Net loss per share from continuing operations:
   Basic ....................................................         $    (0.25)               $    (0.65)
                                                                      ==========                ==========
   Diluted...................................................         $    (0.25)               $    (0.65)
                                                                      ==========                ==========

Net income/(loss) per share from discontinued operations:
   Basic ....................................................         $    (0.14)               $     0.07
                                                                      ==========                ==========
   Diluted...................................................         $    (0.14)               $     0.07
                                                                      ==========                ==========

Net loss per share:
   Basic ....................................................         $    (0.39)               $    (0.58)
                                                                      ==========                ==========
   Diluted...................................................         $    (0.39)               $    (0.58)
                                                                      ==========                ==========

Weighted average number of shares outstanding:
   Basic ....................................................              6,747                     6,662
                                                                      ==========                ==========
   Diluted...................................................              6,747                     6,662
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

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                2000                      1999
                                                                      ----------------------    -----------------------
Net operating revenues.......................................         $  142,293      100.0%    $  157,451       100.0%
Cost of revenues ............................................            125,945       88.5%       142,154        90.3%
                                                                      ----------    --------    ----------    ---------

         GROSS MARGIN........................................             16,348       11.5%        15,297         9.7%

Selling, general and administrative expenses.................             15,698       11.0%        19,355        12.3%
Specific bad debt reserve (Note C)...........................              1,100        0.8%            --           --
Amortization expense.........................................              1,791        1.3%         2,243         1.4%
                                                                      ----------    --------    ----------    ---------

         OPERATING LOSS......................................            (2,241)      (1.6)%        (6,301)      (4.0)%

Interest expense-net.........................................              2,098        1.5%         1,274         0.8%
                                                                      ----------    --------     ---------    ---------

         LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.             (4,339)     (3.1)%        (7,575)      (4.8)%

Provision for income taxes...................................                114        0.1%            --          --%
                                                                      ----------    --------    ----------    ---------

         NET LOSS FROM CONTINUING OPERATIONS.................         $  (4,453)      (3.2)%    $   (7,575)      (4.8)%

Discontinued operations......................................              (869)       (.6)%           816         0.5%
                                                                      ----------    --------    ----------    ---------

         NET LOSS............................................         $  (5,322)      (3.8)%    $   (6,759)      (4.3)%
                                                                      ==========    ========    ==========    =========

Other comprehensive income
   Foreign currency translation adjustment...................              (277)                       (35)
                                                                      ----------                ----------

         COMPREHENSIVE LOSS..................................         $  (5,599)                $   (6,794)
                                                                      ==========                ==========

Net loss per share from continuing operations:
   Basic ....................................................         $   (0.66)                $    (1.14)
                                                                      ==========                ==========
   Diluted...................................................         $   (0.66)                $    (1.14)
                                                                      ==========                ==========

Net income/(loss) per share from discontinued operations:
   Basic ....................................................         $   (0.13)                $     0.12
                                                                      ==========                ==========
   Diluted...................................................         $   (0.13)                $     0.12
                                                                      ==========                ==========

Net loss per share:
   Basic ....................................................         $   (0.79)                $    (1.02)
                                                                      ==========                ==========
   Diluted...................................................         $   (0.79)                $    (1.02)
                                                                      ==========                ==========


Weighted average number of shares outstanding:
   Basic ....................................................              6,747                     6,662
                                                                      ==========                ==========
   Diluted...................................................              6,747                     6,662
                                                                      ==========               ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                      2000                      1999
                                                                           ----------------------    -----------------------
OPERATING ACTIVITIES:
   Net loss..................................................                      $      (5,322)            $    (6,759)
   Adjustments to reconcile net loss to net
       cash (used for) provided by operating activities:
       Depreciation..........................................                              1,079                   1,170
       Amortization..........................................                              1,791                   2,243
       Loss/(Gain) on disposal of fixed assets...............                                296                     (62)
       Changes in working capital:
         Accounts receivable.................................                               (614)                   (335)
         Specific bad debt reserve (Note C)..................                              1,100                      --
         Other assets........................................                              3,851                     696
         Trade accounts payable..............................                             (1,584)                    662
         Accrued expenses....................................                             (3,487)                  1,029
                                                                                   --------------            -----------
           Net cash used for operating activities............                             (2,890)                 (1,356)

INVESTING ACTIVITIES:
   Additions to property and equipment.......................                               (641)                   (740)
   Proceeds received from deposits and sale of equipment.....                                 18                     904
   Property and equipment of acquired businesses.............                                 --                    (302)
   Working capital acquired, net of cash.....................                                 --                  (1,470)
   Intangibles from acquisitions of businesses...............                                 --                  (4,026)
                                                                                   -------------             ------------
           Net cash used for investing activities............                               (623)                 (5,634)

FINANCING ACTIVITIES:
   Net borrowings on note payable to bank....................                              2,800                   8,055
                                                                                   -------------             -----------
           Net cash provided by financing activities.........                              2,800                   8,055

Effect of exchange rates on cash.............................                                283                     (35)
                                                                                   -------------             ------------
   Net increase (decrease) in cash and cash equivalents......                               (430)                  1,030
Cash and cash equivalents at beginning of period.............                                792                     672
                                                                                   -------------             -----------
Cash and cash equivalents at end of period...................                      $         362             $     1,702
                                                                                   =============             ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest..............................................                      $       1,878             $     1,218
                                                                                   =============             ===========
       Income taxes..........................................                      $         109             $        68
                                                                                   =============             ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2000

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of December 31, 2000 and the results of its operations for the three and nine month periods ended December 31, 2000 and 1999 and cash flows for the nine month periods ended December 31, 2000 and 1999 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

         The Company's fiscal year ends on March 31. All references to fiscal years in this Quarterly Report on Form 10-Q represent the year in which the fiscal period ends (i.e. fiscal 2001 is the fiscal year ended March 31, 2001) unless otherwise noted.

REVENUE RECOGNITION

         Revenues are recognized at the time aviation and commercial security services are provided.

         Commencing in the first quarter of fiscal 2000, as a result of an acquisition, revenues generated from the sales of security products were recognized on the percentage-of-completion basis. This was the policy of the newly acquired company which was involved in numerous long term installation contracts. The percentage-of-completion method was based on estimates by project managers. Prior to that time, revenues generated from the sales of security products were recognized when the products had been delivered and installed. In the third quarter of fiscal 2001, the Company discontinued its distribution and installation of security products operations, see Note E.

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

CHANGE IN ESTIMATE - AMORTIZATION OF UNIFORMS IN SERVICE

         Effective April 1, 2000, the Company changed the estimated useful life of uniforms in service from 18 months to 15 months. The change was based on an analysis of the current usage and life of uniforms after placed in service. The estimated impact of this change on the net loss for the nine months of fiscal 2001 is not significant.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior periods' consolidated financial statements and the accompanying notes due to the Company discontinuing its Security Products operations.

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

NOTE B - GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 2001, fiscal 2000 and fiscal 1999, and has negative tangible net worth. In addition, operations generated negative cash flow for fiscal 2001, the Company is not in compliance with certain loan covenants as of February 9, 2001, and the revolving credit facility is due on April 1, 2001. Further, in the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company has a receivable from this customer of approximately $1.1 million which has been fully reserved as uncollectible due to the bankruptcy filing. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - REPORTABLE SEGMENTS

         The Company has two segments: Aviation Staffing Services and Commercial Security Staffing Services. The aviation services offered by the Company include pre-board screening, skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's Commercial Security Staffing Services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. In the third quarter, the Company discontinued the operations of its Security Products Distribution segment, see Note E.

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

         The following table provides selected information about the Company's two business units. The Company makes operating decisions based on segment revenues, costs of revenues, gross margins, and net income (loss). It does not make operating decisions based on the level of assets held by a segment.


                             SEGMENT DISCLOSURE DATA
                             -----------------------

                                                                 AVIATION      COMMERCIAL
                                                                 STAFFING  SECURITY STAFFING
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000                      SERVICES       SERVICES         TOTALS
-------------------------------------------                      ---------      --------         ------
Net operating revenues....................................       $ 111,545     $  30,748        $ 142,293
Cost of revenues..........................................       $ 101,280     $  24,665        $ 125,945
Gross margin  ............................................       $  10,265     $   6,083        $  16,348
Net loss      ............................................       $  (2,807)    $  (1,646)       $  (4,453)


FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
-------------------------------------------
Net operating revenues....................................       $ 121,038     $  36,413        $ 157,451
Cost of revenues..........................................       $ 112,005     $  30,149        $ 142,154
Gross margin  ............................................       $   9,033     $   6,264        $  15,297
Net loss      ............................................       $  (5,945)    $  (1,630)       $  (7,575)


                      DISCLOSURE OF GEOGRAPHIC INFORMATION
                      ------------------------------------

NET OPERATING REVENUES FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND ASSETS AT DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------

                                                                                          REVENUES            ASSETS
United States ...................................................................      $      139,770    $       62,936
United Kingdom...................................................................               2,523               664
                                                                                       --------------    --------------
Total         ...................................................................      $      142,293    $       63,600
                                                                                       ==============    ==============


NET OPERATING REVENUES FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND ASSETS AT MARCH 31, 2000
-----------------------------------------------------------------------------------------------

                                                                                          REVENUES            ASSETS

United States ...................................................................      $      152,766    $       70,450
Other countries..................................................................               4,685               762
                                                                                       --------------    --------------
Total         ...................................................................      $      157,451    $       71,212
                                                                                       ==============    ==============

DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the nine months ended December 31, 2000 and 1999, revenues from one major customer amounted to $22.5 million and $37.6 million or 15.8% and 23.9%, respectively, of net operating revenues. Services provided to another major customer generated revenues for the Company of $17.0 million or 12.0% of net operating revenues for the nine months ended December 31, 2000 and 12.7% of total revenues during the same period in the prior year.

         Five airline customers, including the two noted above, accounted for approximately 41.6% and 48.2% of net operating revenue for the nine months ended December 31, 2000 and 1999, respectively, and accounted for 28.0% and 28.6% of net accounts receivable at December 31, 2000 and March 31, 2000 respectively. In the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company has a receivable from this customer of approximately $1.1 million which has been fully reserved as uncollectible due to the bankruptcy filing.

NOTE D - FINANCING ARRANGEMENTS

         In April 2000 management secured, from the Company's banks, certain amendments to the Company's existing $25.0 million credit facility. Among the amendments were an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan was repaid by December 31, 2000. The amendments also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings equals prime plus 1.25%, retroactive to April 2000. As the loan was not repaid, the Company recorded a one-time retroactive interest rate adjustment charge in third quarter of fiscal 2001 of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.50%. The amendments also included an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants included certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of February 9, 2001, the Company was not in compliance with certain covenants and the outstanding obligation under this facility was $23.9 million.

         In consideration for the amendments and extension of the credit facility, the Company granted the lenders warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Company's Board of Directors determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase the warrants at $1.00 per warrant, and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001.

         In the first nine months of fiscal 2001, the Company recorded a warrant liability amounting to $225,000 related to the put option associated with warrants granted to the banks. Interest expense was charged for the accretion of the put option feature from the grant date to the end of the third quarter of fiscal 2001. The Company will record an additional $75,000 over the balance of fiscal 2001 related to the contingent put option liability.

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

NOTE E-DISCONTINUED OPERATIONS

         In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution segment operations. The Company completed the remaining open projects and abandoned or liquidated the remaining assets for nominal proceeds. The Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000.

         At the end of fiscal 2000 the Company began evaluating the possibility of exiting the Security Products Distribution segment to focus on its core businesses of Aviation Staffing Services and Commercial Security Staffing Services. In March 2000, in conjunction with this strategy, the Company completed the disposition of a subsidiary, which had been acquired in the first quarter of fiscal 2000. The revenue of this subsidiary represented a major portion of the Security Products Distribution segment. The Company reported a $0.8 million loss on the sale of this subsidiary in the fourth quarter of fiscal 2000. The Company's strategy also included a decision to outsource the balance of this function, which resulted in an agreement to act as a sales representative for an independent third party security product distributor and installer. The estimated commission revenue related to this agreement is not anticipated to be material.

         The summarized results of discontinued operations and related effect per common share are as follows:

                                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                             DECEMBER 31,              DECEMBER 31,
                                                                          2000         1999         2000         1999
                                                                      -------------------------------------------------

Net operating revenues.......................................         $       34    $  2,879    $    2,116    $   6,768
Cost of revenues.............................................                240       2,037         2,197        4,903
                                                                      ----------    --------    ----------    ---------
                GROSS MARGIN.................................               (206)        842           (81)       1,865
Selling, general and administrative expenses.................                 18         385            55        1,061
                                                                      ----------    --------    ----------    ---------
                  OPERATING INCOME/(LOSS)....................               (224)        457          (136)         804
Interest expense-net.........................................                 --          (1)           --          (12)
Loss on disposal of assets-net...............................                733          --           733           --
                                                                      ----------    --------    ----------    ---------
           INCOME/(LOSS) BEFORE INCOME TAXES.................               (957)        458          (136)         816
Provision for income taxes...................................                 --          --            --           --
                                                                      ----------    --------    ----------    ---------
               NET INCOME/(LOSS).............................         $     (957)   $    458    $     (869)   $     816
                                                                      ==========    ========    ==========    =========
Net income/(loss) per share:
   Basic ....................................................              (.14)         .07          (.13)         .12
                                                                      ==========    ========    ==========    =========
   Diluted...................................................              (.14)         .07          (.13)         .12
                                                                      ==========    ========    ==========    =========


At December 31, 2000 the Company's Consolidated Balance Sheet contained liabilities of approximately $0.5 million and no material assets for the Security Products Distribution segment. At March 31, 2000 the Company's Consolidated Balance Sheet contained liabilities of approximately $0.5 million and assets of approximately $1.5 million for the Security Products Distribution segment.

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

NOTE G-SUBSEQUENT EVENT

On February 7, 2001 the Company signed a Letter of Intent with Brantley Partners IV, L.P. and Brantley Capital Corporation (Collectively "Brantley") whereby Brantley would invest $10 million to acquire a controlling equity interest in the Company. Closing is currently scheduled to occur on or about April 2, 2001 but is subject to several conditions including the completion of Brantley's due diligence, negotiation of a satisfactory credit facility, negotiation of a definitive share purchase agreement and obtaining requisite approvals. The Board of Directors of the Company has set a record date of March 1, 2001 for purposes of the meeting of shareholders which will be called to approve the transaction.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2000

OVERVIEW

         The Company's continuing operations consist of being a leading provider of aviation contract support services and also a significant provider of commercial security staffing services. The Company provides services to customers in the United States and United Kingdom. Aviation support services offered by the Company include pre-board screening, skycap, baggage handling and aircraft appearance services, wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas, and museums.

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

         Operations generated negative cash flow for fiscal 2000 and for the first nine months of fiscal 2001. Although the Company obtained a one year extension of its credit facility through April 2001 (See Note D of "Notes to the Consolidated Financial Statements") the negative cash flow generated during fiscal 2000 and fiscal 2001 are factors that raise doubts about the Company's ability to continue as a going concern. The audit report of Arthur Andersen LLP for fiscal 2000 contained an explanatory paragraph with respect to this matter.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

         The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the third quarter of fiscal 2001 as compared to the same period in fiscal 2000, by segment (dollars in thousands). Certain reclassifications have been made to the prior period due to the discontinued operation of the Security Products segment (See Note E of "Notes to the Consolidated Financial Statements").

                                           For the Three Months Ended Dec 31,
                                     2000      % of Rev         1999      % of Rev     Inc/(Dec)  % Inc/(Dec)
                                 -------------------------  ------------------------- ------------------------
Net Operating Revenues:
      Aviation                       $ 35,308       78.5%       $ 38,015       76.1%     $ (2,707)      -7.1%
      Commercial Security               9,695       21.5%         11,911       23.9%       (2,216)     -18.6%
                                 -------------------------  ------------------------- ------------------------
                                       45,003      100.0%         49,926      100.0%       (4,923)      -9.9%
                                 -------------------------  ------------------------- ------------------------
Cost of Revenues:
      Aviation                         31,145       88.2%         35,441       93.2%       (4,296)     -12.1%
      Commercial Security               7,783       80.3%          9,812       82.4%       (2,029)     -20.7%
                                 -------------------------  ------------------------- ------------------------
                                       38,928       86.5%         45,253       90.6%       (6,325)     -14.0%
                                 -------------------------  ------------------------- ------------------------
Gross Margin:
      Aviation                          4,163       11.8%          2,574        6.8%        1,589       61.7%
      Commercial Security               1,912       19.7%          2,099       17.6%         (187)      -8.9%
                                 -------------------------  ------------------------- ------------------------
                                      $ 6,075       13.5%        $ 4,673        9.4%      $ 1,402       30.0%
                                 =========================  ========================= ========================


         NET OPERATING REVENUES. Net operating revenues in the third quarter of fiscal 2001 decreased by $4.9 million, or 9.9%, as compared with the third quarter of fiscal 2000. The decrease is attributable to the loss of aviation and commercial security staffing contracts.

         The decrease in aviation revenues relates to lost service contracts at several sites which has been partially offset by price increases obtained from airlines and new service contracts obtained since the beginning of the fiscal 2001. The Company's contracts with clients generally have one to three year terms but are cancelable by either party on 30 to 90 days' notice. In the normal course of business, the competitive bidding process and other factors, the Company has lost certain profitable contracts. In the second quarter of fiscal 2001, the Company lost a contract at the Dallas/Fort Worth airport that generated net revenues of $7.4 million and gross margin of $1.0 million in fiscal 2000. The loss of this and other business with the same customer contributed to the decrease in net operating revenues when compared to last year and the prior quarter.

         The Company's strategy to focus on higher margins has resulted in price increases and approximately 45 new contracts at targeted margin percentages. The benefit of this strategy is reflected in gross margin as a percent of revenue, which increased from 6.8% in the third quarter of fiscal 2000 to 11.8% for the same period in fiscal 2001. Commencing in the third quarter of fiscal 2001 the Company has obtained significant price increases and a major new contract. This new contract is projected to generate net revenues of $4.0 million and gross margin of approximately $0.4 million per year. Additionally, the Company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

         The decrease in Commercial Security Staffing Services net revenues was related to the Company's strategy, commencing in the third quarter of fiscal 2000, to eliminate contracts that did not meet the Company's profit criteria. Although Commercial Security Staffing Services net revenues decreased by $2.2 million, or 18.6%, gross margin only decreased approximately $0.2 million, with gross margin as a percent of revenue increasing from 17.6% in the third quarter of fiscal 2000 to 19.7% for the same period in fiscal 2001. Commencing in the fourth quarter of fiscal 2001, Commercial Security Staffing Services has obtained two new contracts that are projected to generate combined net revenues of $4.0 million and gross margins of $0.8 million annually.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the third quarter of fiscal 2001, total cost of revenues decreased $6.3 million, or 14.0%, as compared to the same period in fiscal 2000. Most of this decrease was due to costs associated with the service contracts lost or discontinued. As a percent to net operating revenues, cost of net operating revenues decreased from 90.6% in fiscal 2000 to 86.5% in fiscal 2001. This is attributed to the Company's strategy which includes the implementation of process improvement initiatives and cost cutting measures within both the Aviation Staffing Services and the Commercial Security Staffing Services segments. Aviation Services gross margin increased from 6.8% in the third quarter of fiscal 2000 to 11.8% for the same period in fiscal 2001. The gross margin of 11.8% for Aviation Staffing Services in the third quarter of fiscal 2001 is an improvement from the gross margin of 7.5% for the second quarter of fiscal 2001.

         The Company is continuing efforts to eliminate negative and low margin contracts and improve controls over labor costs, especially non-reimbursed overtime costs, to improve margins in the Aviation Staffing Services and Commercial Security Staffing Services segments. The strength of the United States economy during this period has driven unemployment to low levels and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. The low unemployment rates have resulted in higher overtime pay than in prior years which has been incurred in order to provide the services required per the contracts with the customers. In addition, low unemployment rates have increased employee turnover, which increases recruiting and training costs. The Company's ability to obtain price increases for aviation services is dependent, in part, upon the economic strength of the airline industry, which may be impacted by rising fuel prices and competition.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S, G & A by business segment and corporate administrative costs (in thousands):

                                   Three Months ended Dec 31,
                                --------------------------------
                                     2000              1999
                                -------------     --------------
Aviation                        $       1,719     $        2,126
Commercial Security                     1,438              1,525
Corporate Administration                2,130              4,041
                                -------------     --------------
                                $       5,287     $        7,692
                                =============     ==============

         Total S, G & A expenses decreased $2.4 million, or 31.3%, in the third quarter of fiscal 2001 as compared to the same period in fiscal 2000. S, G & A expenses were 11.7% and 15.4% of net operating revenues for the third quarter of fiscal 2001 and 2000, respectively. The following discusses the changes in S, G & A expenses by business segment for the third quarter of fiscal 2001 as compared to the same period in fiscal 2000.

         Aviation Staffing Services S, G & A expenses decreased $0.4 million for the third quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary and payroll taxes and benefits.

         Commercial Security Staffing Services S, G & A expenses decreased approximately $87,000 in the third quarter of fiscal 2001 as compared to the same period in fiscal 2000, primarily related to salary and payroll taxes and benefits. The Company has completed the reorganization of the Commercial Security administrative support structure.

         Corporate Administration S, G & A decreased $1.9 million in the third quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease is due to the Company's strategy to reduce annual Corporate Administrative costs in fiscal 2001 as compared to fiscal 2000. S, G & A expense in the third quarter of fiscal 2000 included a $1.0 million charge related to the Retirement and Consulting Agreement with the former Chairman. (See Note F of "Notes to the Consolidated Financial Statements").

         SPECIFIC BAD DEBT RESERVE. In the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company has a receivable from this customer of approximately $1.1 million which has been fully reserved as uncollectible and expensed to S, G & A during the third quarter of fiscal 2001 due to the bankruptcy filing.

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense decreased $0.2 million, or 27.4%, to $0.6 million in the third quarter of fiscal 2001 from $0.8 million in the third quarter of fiscal 2000. The decrease relates to a decrease in goodwill amortization due to a disposition and its related goodwill in March 2000. (See Note E of "Notes to the Consolidated Financial Statements").

         INTEREST EXPENSE. In the third quarter of fiscal 2001, interest expense increased to $0.8 million from $0.5 million in the third quarter of fiscal 2000. Average outstanding debt increased from $21.3 million during the third quarter of fiscal 2000 to $23.1 million during the third quarter of fiscal 2001. This increase in debt was primarily incurred during fiscal 2000 to fund the negative cash flow from operations. In addition, the Company's effective borrowing rate increased from 9.09% to 10.75% for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 2001. The increase in the effective borrowing rate was due to the increase in the prime rate of interest as well as provisions contained within the April 2000 amended credit facility agreement, see Liquidity and Capital Resources. Interest expense in the third quarter of fiscal 2001 also includes a $75,000 non-cash charge related to the put option associated with the warrants to purchase stock granted to the Bank. (See Note D of "Notes to the Consolidated Financial Statements"). Additionally, a one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. (See Note D of "Notes to the Consolidated Financial Statements").

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the third quarter of fiscal 2001 or fiscal 2000. The tax provision for the third quarter of fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. The Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000. Discontinued operations generated a net loss for the three months ended December 31, 2000 of $957,000. The loss primarily related to the wrap up of incompleted projects. (See Note
E of "Notes to the Consolidated Financial Statements").

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

         The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the nine months ended December 31, 2000 of fiscal 2001 as compared to the same period in fiscal 2000, by segment (dollars in thousands). Certain reclassifications have been made due to the discontinued operation of the Security Products segment (See Note E of "Notes to the Consolidated Financial Statements").

                                     For the Nine Months Ended Dec 31, 2000
                                  2000       % of Rev        1999      % of Rev     Inc/(Dec)   % Inc/(Dec)
                               ------------------------- ------------------------- --------------------------
Net Operating Revenues:
    Aviation                     $ 111,545        78.4%     $ 121,038       76.9%     $ (9,493)        -7.8%
    Commercial Security             30,748        21.6%        36,413       23.1%       (5,665)       -15.6%
                               ------------------------- ------------------------- --------------------------
                                   142,293       100.0%       157,451      100.0%      (15,158)        -9.6%
                               ------------------------- ------------------------- --------------------------

Cost of Revenues:
    Aviation                       101,280        90.8%       112,005       92.5%      (10,725)        -9.6%
    Commercial Security             24,665        80.2%        30,149       82.8%       (5,484)       -18.2%
                               ------------------------- ------------------------- --------------------------
                                   125,945        88.5%       142,154       90.3%      (16,209)       -11.4%
                               ------------------------- ------------------------- --------------------------

Gross Margin:
    Aviation                        10,265         9.2%         9,033        7.5%        1,232         13.6%
    Commercial Security              6,083        19.8%         6,264       17.2%         (181)        -2.9%
                               ------------------------- ------------------------- --------------------------
                                 $  16,348        11.5%     $  15,297        9.7%     $  1,051          6.9%
                               ========================= ========================= ==========================


         NET OPERATING REVENUES. Net operating revenues in the first nine months of fiscal 2001 decreased by $15.2 million, or 9.6%, as compared with the same period of fiscal 2000. The decrease is attributable to the loss of aviation and commercial security staffing contracts.

         The decrease in aviation revenues relates to lost service contracts at several sites which has been partially offset by price increases obtained from airlines and new service contracts obtained since the beginning of the fiscal 2001. The Company's contracts with clients generally have one to three year terms but are cancelable by either party on 30 to 90 days' notice. In the normal course of business, the competitive bidding process and other factors, the Company has lost certain profitable contracts. In the second quarter of fiscal 2001, the Company lost a contract at the Dallas/Fort Worth airport that generated net revenues of $7.4 million and gross margin of $1.0 million in fiscal 2000. The loss of this and other business with the same customer contributed to the decrease in net operating revenue when compared to last year.

         The Company's strategy to focus on higher margins has resulted in price increases and approximately 45 new contracts at targeted margin percentages. The benefit of this strategy is reflected in gross margin as a percent of revenue, which increased from 7.5% for the first nine months of fiscal 2000 to 9.2% for the same period in fiscal 2001. Commencing in the third quarter of fiscal 2001 the Company has obtained significant price increases and a major new contract. This new contract is projected to generate net revenues of $4.0 million and gross margin of approximately $0.4 million per year. Additionally, the Company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). The effects of this strategy may result in improved margins for the fourth quarter of fiscal 2001 as compared to the prior fiscal year. Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

         The decrease in Commercial Security Staffing Services net revenues was related to the Company's strategy, commencing in the third quarter of fiscal 2000, to eliminate contracts that did not meet the Company's profit criteria. Although Commercial Security Staffing Services net revenues decreased by $5.7 million, or 15.6%, gross margin only decreased approximately $0.2 million, with gross margin as a percent of revenue increasing from 17.2% for the nine months of fiscal 2000 to 19.8% for the same period in fiscal 2001. Commencing in the fourth quarter of fiscal 2001, Commercial Security Staffing Services has obtained two new contracts that are projected to generate combined net revenues of $4.0 million and gross margins of $0.8 million annually.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the first nine months of fiscal 2001, total cost of revenues decreased $16.2 million, or 11.4%, as compared to the same period in fiscal 2000. Most of this decrease was due to costs associated with the service contracts lost or discontinued. The decrease in total cost of revenues resulted in the company increasing gross margin from 9.7% in the first nine months of fiscal 2000 to 11.5% for the same period of fiscal 2001. The gross margin of 11.5% for the Company in the first nine months of fiscal 2001 is an improvement from the gross margin of 10.6% for the first six months of fiscal 2001. These results are attributed to the Company's strategy, which includes the implementation of process improvement initiatives and cost cutting measures within both the Aviation Staffing Services and the Commercial Security Staffing Services segments.

         The Company is continuing efforts to eliminate negative and low margin contracts and improve controls over labor costs, especially non-reimbursed overtime costs, to improve margins in the Aviation Staffing Services and Commercial Security Staffing Services segments. The strength of the United States economy during this period has driven unemployment to low levels and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. The low unemployment rates have resulted in higher overtime pay than in prior years which has been incurred in order to provide the services required per the contracts with the customers. In addition, low unemployment rates have increased employee turnover, which increases recruiting and training costs. The Company's ability to obtain price increases for aviation services is dependent, in part, upon the economic strength of the airline industry, which may be impacted by rising fuel prices and competition.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):

                                     Nine Months ended Dec 31
                                 ------------------------------
                                      2000              1999
                                 ------------      ------------

Aviation                         $     5,329       $     6,977
Commercial Security                    4,270             4,390
Corporate Administration               6,099             7,988
                                 ------------      ------------
                                 $    15,698       $   19,355
                                 ============      ============


         Total S, G & A expenses decreased $3.7 million, or 18.9%, in the first nine months of fiscal 2001 as compared to the same period in fiscal 2000. S, G & A expenses were 11.0% and 12.3% of net operating revenues for the first nine months of fiscal 2001 and 2000, respectively. The following discusses the change in S, G & A expenses by business segment for the first nine months of fiscal 2001 as compared to the same period in fiscal 2000.

         Aviation Staffing Services S, G & A expenses decreased $1.6 million for the first nine months of fiscal 2001 as compared to the same period in fiscal 2000. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary and payroll taxes and benefits.

         Commercial Security Staffing Services S, G & A expenses decreased approximately $120,000 in the first nine months of fiscal 2001 as compared to the same period in fiscal 2000, primarily related to salary and payroll taxes and benefits. The Company has completed the reorganization of the Commercial Security administrative support structure.

         Corporate Administration S, G & A decreased $1.9 million in the first nine months of fiscal 2001 as compared to the same period in fiscal 2000. The decrease is due to the Company's strategy to reduce annual Corporate Administrative costs in fiscal 2001 as compared to fiscal 2000. S, G & A expense in fiscal 2000 included a $1.0 million charge related to the Retirement and Consulting Agreement with the former Chairman. (See Note F of "Notes to the Consolidated Financial Statements")

         SPECIFIC BAD DEBT RESERVE. In the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company has a receivable from this customer of approximately $1.1 million which has been fully reserved as uncollectible and expensed to S, G & A during fiscal 2001 due to the bankruptcy filing.

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense decreased $0.5 million, or 20.2%, to $1.8 million in the first nine months of fiscal 2001 from $2.2 million in the same period of fiscal 2000. The decrease relates to a decrease in goodwill amortization due to a disposition and its related goodwill in March 2000. (See Note E of "Notes to the Consolidated Financial Statements").

         INTEREST EXPENSE. In the first nine months of fiscal 2001, interest expense increased to $2.1 million from $1.3 million in the same period of fiscal 2000. Average outstanding debt increased from $20.6 million during the first nine months of fiscal 2000 to $23.1 million during the same period of fiscal 2001. This increase in debt was primarily incurred during fiscal 2000 to fund the negative cash flow from operations. In addition, the Company's effective borrowing rate increased from 8.27% to 10.64% for the first nine months of fiscal 2000 as compared to the same period of fiscal 2001. The increase in the effective borrowing rate was due to the increase in the prime rate of interest as well as provisions contained within the April 2000 amended credit facility agreement, see Liquidity and Capital Resources. Interest expense in the first nine months of fiscal 2001 also includes a $225,000 charge related to the put option associated with the warrants to purchase stock granted to the Bank. (See Note D of "Notes to the Consolidated Financial Statements").

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the first nine months of fiscal 2001 or fiscal 2000. The tax provision for the nine months of fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. The Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000. Discontinued operations generated a net loss for the nine months ended December 31, 2000 of $869,000. The loss primarily related to the wrap up of incompleted projects (See Note
E of "Notes to the Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. Operating activities used net cash of approximately $2.9 million and financing activities generated net cash of $2.8 million during the nine months ended December 31, 2000. The primary use of funds in the first nine months of fiscal 2001 was to fund accrued expenses, principally worker's compensation and other prior year obligations.

         During the first nine months of fiscal 2001, principal uses of funds, in addition to working capital requirements, included expenditures associated with capital expenditures. The Company anticipates capital expenditures during the balance of fiscal 2001 of approximately $0.2 million, primarily related to computer software and systems and equipment used in operations.

         In April 2000 management secured, from the Company's banks, certain amendments to the Company's existing $25.0 million credit facility. Among the amendments were an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan was repaid by December 31, 2000. The amendments also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings equals prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.50%. The amendments also included an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants included certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. As of February 9, 2001, the Company was not in compliance with certain covenants and the outstanding obligation under this facility was $23.9 million.

         In consideration for the amendments and extension of the credit facility, the Company granted the lenders warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Company's Board of Directors determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase the warrants at $1.00 per warrant and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001. (See Note D of "Notes to the Consolidated Financial Statements").

         The Company has generated negative cash flow from operations for the first nine months of fiscal 2001, but believes that the Company will generate positive cash flow from operations in the fourth quarter of fiscal 2001 when the benefits of programs to improve margins and reduce expenses are expected to begin to generate positive cash flow. However, positive cash flow from operations will be significantly impacted by the Chapter 11 bankruptcy filing of a major customer. The Company has a receivable from this customer of approximately $1.1 million which was reserved as uncollectible in the third quarter of fiscal 2001. (See Note B of "Notes to the Consolidated Financial Statements"). Although there can be no assurance, the Company believes that amounts available under its credit facility, combined with the receipt of an income tax refund of $3.0 million in May 2000, may be sufficient to meet its cash requirements, including monthly debt service, until operations begin to generate sufficient positive cash flow. The Company will seek to refinance its outstanding borrowings under the credit facility on or prior to March 31, 2001, but there can be no assurance as to the Company's ability to obtain a replacement credit facility or otherwise refinance its debt, if necessary, or obtain other equity financing. The Company's lack of external financing sources will limit its ability to grow and cause it to rely on cash generated by operations to pay expenses and existing liabilities. Such limitations may have an adverse impact on the Company's liquidity and results of operations.

         In conjunction with the Company's efforts to obtain external financing, the Company signed a Letter of Intent with Brantley Partners IV, L.P. and Brantley Capital Corporation that would provide a capital infusion of $10 million (See Note G of "Notes to the Consolidated Financial Statements"), in exchange for a controlling equity interest in the Company. Although this letter of intent has been signed, it is subject to satisfaction of several conditions and no assurance can be given that Brantley Partners IV, L.P., Brantley Capital Corporation, or any other entity will close on a transaction that will provide the Company with equity financing.

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

         Foreign Currency Risk. A portion of the Company's revenues, (1.8% through December 31, 2000), are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks, which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains a revolving line of credit which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at December 31, 2000 of $24.0 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the December 31, 2000 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its revolving line of credit, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $240,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

         Labor Market Risk. The Company's profitability can be significantly impacted by the availability of qualified personnel and the cost of labor. Direct labor costs comprise approximately 83.2% of the Company's net operating revenues. Changes in the labor market may increase direct labor costs through higher wages and increased amounts of overtime that can not be recovered from customers. The Company anticipates managing such risk by entering contracts that permit increases based on the labor market and attempt to reduce turnover to reduce recruiting and training costs to mitigate increases in wages. However, there can be no assurance that the Company will be able to obtain increased billing rates to offset increases in labor costs or to successfully reduce employee turnover.

INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
At December 31, 2000, the Company was not in compliance with the interest coverage, net worth, and accounts receivable coverage covenants included in its $24.0 million outstanding obligation under the Company's revolving credit facility.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(a)      Exhibits:

                     EXHIBIT NUMBER            DESCRIPTION
                     --------------            -----------

                           10.19 Employment Agreement Between the Company and Mark D. Thompson executed in November 2000.

                           10.20 Retention and Severance Agreement Between The Company and Ronald P. Koegler Executed in November
                                               2000.

                           10.21 Retention and Severance Agreement Between The Company and Michael
                                               F. Sosh Executed in November
                                               2000.

                           10.22 Retention and Severance Agreement Between The Company and Scott E. Brewer executed in November 2000.

                           10.23 Retention and Severance Agreement Between The Company and Charles
                                               P. Licata executed in November
                                               2000.

                           10.24 Retention and Severance Agreement Between The Company and John W. Demell executed in November 2000.

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


FEBRUARY 13, 2001

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


FEBRUARY 13, 2001                      /s/  Mark D. Thompson
                                       -----------------------------------------
                                       Mark D. Thompson
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



FEBRUARY 13, 2001                      /s/  Ronald P. Koegler
                                       -----------------------------------------
                                       Ronald P. Koegler
                                       Executive Vice President and Controller
                                       (Principal Accounting Officer)



FEBRUARY 13, 2001                      /s/ Michael F. Sosh
                                       -----------------------------------------
                                       Michael F. Sosh
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)