Form 10-K405
period 2001-03-31
INTERNATIONAL TOTAL SERVICES INC
filed 2001-06-29
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
         |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                       OR
         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
     The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing market price on June 15, 2001, was approximately $709,905 (based on the closing price of the registrant's Common Stock on the Electronic Quotation System of the National Quotation Bureau LLC). As of June 15, 2001, the registrant had 6,837,494 shares of Common Stock issued and outstanding.

                                TABLE OF CONTENTS

PART I                                                                                                            PAGE

         Item 1.   Business....................................................................................    1
         Item 2.   Properties..................................................................................    7
         Item 3.   Legal Proceedings...........................................................................    7
         Item 4.   Submission of Matters to a Vote of Security Holders.........................................    8
                   Executive Officers..........................................................................    8

PART II

         Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters........................   10
         Item 6.   Selected Financial Data.....................................................................   11
         Item 7.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................................................   12
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..................................   18
         Item 8.   Consolidated Financial Statements and Supplementary Data....................................   20
         Item 9.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................................................   20

PART III

         Item 10.  Directors and Executive Officers of the Registrant..........................................   21
         Item 11.  Executive Compensation......................................................................   22
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................   26
         Item 13.  Certain Relationships and Related Transactions..............................................   27
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   27

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K ("Form 10-K") contains statements that constitute forward looking statements. Those statements appear in a number of places in this Form 10-K and in the documents incorporated by reference herein and include, among other things, statements regarding the intent, belief or current expectations of International Total Services, Inc., an Ohio corporation (the "Company" or "ITS"), its directors or its officers with respect to (i) the Company's financing plans; and (ii) trends affecting the Company's financial condition or results of operations.

     Readers are cautioned that any forward looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from projected results, including the Company's ability to payoff or refinance its bank credit facility, the Company's ability to avoid seeking protection under the bankruptcy laws, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, and negative publicity regarding the airline security services and commercial staffing services industries. Readers are cautioned not to place undue reliance on forward looking statements. Other factors that could cause actual results to differ materially from projected results include, but are not limited to, those factors discussed in the "Risk Factors" section of the prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.

                                     PART I

ITEM 1. Business

     The Company's fiscal year ends on March 31, and its fiscal years are identified by reference to the calendar year in which they end. For example, the fiscal year ended March 31, 2001 is referred to as "fiscal 2001."

COMPANY OVERVIEW

     The Company is a significant domestic provider of aviation contract support services and is also a provider of commercial security staffing services. The Company provides services to customers in more than 150 cities in the United States and the United Kingdom. Aviation services offered by the Company include pre-departure screening, skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas and museums.

     The Company incurred a substantial operating loss and negative operating cash flow in each of fiscal 1999, fiscal 2000 and fiscal 2001. The Company's continued cash flow deficiency for fiscal 2001, negative tangible net worth, and the scheduled maturity of the Company's credit facility on July 1, 2001 raise substantial doubt about the Company's ability to continue as a going concern. The factors which raise such doubt, and management's plans to address them, are discussed further in "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and NOTE B OF "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," contained elsewhere herein.

     The Company's continuation as a going concern will ultimately depend on its ability to (i) achieve profitable operations which generate sufficient positive cash flows and (ii) obtain new debt or equity financing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is exploring all alternatives, including without limitation, possible protection under the bankruptcy laws. Unless the Company is able to negotiate an extension of the Company's credit facility and/or increase funds available thereunder on terms satisfactory to the Company, and in the absence of other sources of funds to repay the outstanding obligations under the credit facility, the Company's banks could declare that all borrowings are immediately due and payable and could proceed with all available remedies.

        If the Company is able to continue as a going concern, the Company's strategy is to use its established business base as a platform for expanding the services that it provides. It is management's intention to seek higher overall margins by concentrating their marketing efforts on higher margin opportunities, to formulate and implement business process improvement initiatives, to improve customer services and to reduce and/or control costs with the goal of improving operating cash flow and profits. The Company intends to focus on the core businesses of aviation contract support services and commercial security staffing services, and to eliminate under-performing contracts or locations that provide no synergistic benefits to the Company.

     The Company operates in rapidly changing and dynamic markets, and the Company's strategies and plans are designed to adapt to changing market conditions where and when possible. However, there can be no assurance that the Company's management will identify the risks (especially those newly emerging from time to time) affecting, and their impact on, the Company and its business. Further, there is no assurance that the Company's strategies and plans will take into account all market conditions or that such strategies and plans will be successfully implemented. Accordingly, neither the historical results presented in the Company's consolidated financial statements and discussed herein, nor any forward-looking statements in this Form 10-K, are necessarily indicative of the Company's future results.

COMMON STOCK

     In September 1997, the Company completed its initial public offering (the "Initial Offering"). The Company used the proceeds from the Initial Offering to fund acquisitions, repay indebtedness and for general corporate purposes, including funding of working capital.

     On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of its Common Stock (the "Common Stock") on that market would be halted pending the receipt and review of additional information in accordance with its Marketplace Rules. The primary cause for the halt was the Company's failure to timely file its Form 10-K for the fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 price quotes for the Common Stock began appearing in the Electronic Quotation System of the National Quotation Bureau LLC. Although the Company, as of June 15, 2001, was current with all filings with the Securities and Exchange Commission, the Company does not meet the requirements necessary for relisting on the Nasdaq Stock Market.

     On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to: pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000; provide certain other standard employment benefits through September 30, 2001; and pay Weitzel an aggregate of $500,000 under a 20-month consulting agreement which began on February 1, 2000. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constituted the entire Board of Directors of the Company as of both the date of the Voting Trust Agreement and the date of the filing of this Form 10-K. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

     The Voting Trust Agreement provides that all shares of the Common Stock beneficially owned or acquired by Weitzel are placed in trust until the earlier of September 30, 2001 or a payment default by the Company under certain provisions of the Retirement and Consulting Agreement. Pursuant to the Voting Trust Agreement, the Trustees exercise voting power with respect to the shares of the Common Stock held in the Voting Trust, by the action of a majority of the Voting Trustees. In addition, pursuant to the Stock Restriction Agreement, other than transfers to his spouse, children, or grandchildren, or entities of which those people are the beneficiaries or hold controlling interests, Weitzel is not permitted to transfer shares of the Common Stock, or voting trust certificates, without first offering those shares on identical terms to the Company, after which the Company would have a specified period of time during which it could exercise its option to purchase those shares.


RECENT EVENTS

     On February 7, 2001 the Company signed a Letter of Intent with Brantley Partners IV, L.P. and Brantley Capital Corporation (Collectively "Brantley") whereby Brantley would invest $10 million to acquire a controlling equity interest in the Company. On March 16, 2001, Brantley terminated negotiations under the Letter of Intent.

     In May 2001 the Company entered into a compromise and settlement agreement and release with American Investigative & Security Services, Inc. ("AISS") (See
Item 3 - LEGAL PROCEEDINGS.) The settlement provides for the Company to pay to AISS a total of $450,000 in 17 monthly installments commencing in May 2001.

COMPANY OPERATIONS

     The following table presents the percentage of the Company's revenues derived by type of service provided for the periods shown:


                                                                           Fiscal Year Ended March 31,
      Aviation Staffing Services                                          2001        2000         1999
                                                                       -------------------------------------
         Predeparture Screening                                              36.4%       31.5%        31.4%
         Other Aviation Security Services                                     4.2%        3.9%         4.5%
         Ramp and Ground Handling Services                                   23.9%       29.6%        29.6%
         Other                                                               13.9%       12.0%        11.8%
                                                                       -------------------------------------
                                                                             78.4%       77.0%        77.3%
                                                                       -------------------------------------
      Commercial Security Staffing Services                                  21.6%       23.0%        22.7%
                                                                       -------------------------------------
         Total                                                              100.0%      100.0%       100.0%
                                                                       =====================================


     Aviation Staffing Services

     General. In 1973, the Federal Aviation Administration (the "FAA") mandated that airlines conduct predeparture screening of all passengers at most airports in the U.S. Because the labor-intensive nature of predeparture screening imposes substantial administrative burdens, most airlines have opted to sub-contract predeparture screening and other security services to third parties. Certain other airline services, such as food service and fueling, historically have also been sub-contracted by the airlines. In the past several years, market forces have driven airlines to outsource a number of additional labor-intensive aviation services in order to permit airline management to focus on the essential aspects of the airline business and to reduce labor, benefit costs and administrative overhead. As their costs of labor have increased, airlines have frequently outsourced baggage claim services, skycap, baggage handling, aircraft appearance, wheelchair assistance services and inter-gate cart services.

     Predeparture Screening and Other Airline Security Staffing Services. The Company is a leading provider of domestic airline predeparture screening services. The Company currently employs predeparture screeners at 113 U.S. airports in 34 states. The Company's predeparture screening services include conducting x-ray or electromagnetic inspection of all carry-on baggage, manual searches of suspicious baggage and metal-detector searches of all passengers. The Company also provides passenger profiling services and document verification agents, primarily in the United Kingdom, where airlines and airports have been required by regulatory agencies and the political climate to devote significant resources to the prevention of terrorist activity. Airlines contract with the Company to provide document verification (customs) agents who interview passengers as they embark or disembark a country via an international flight. In the domestic market, the Company also provides security for parked aircraft and employee parking lots, and the checking of employee identification cards and baggage.

     Ramp and Ground Handling Services. The ramp and ground handling services provided by the Company include: conveyance of checked baggage from terminal to baggage compartment of plane and from plane to baggage carousel; aircraft appearance services including; cleaning interior sections of the aircraft between flights and at the end of the aircraft's flight day; washing the exterior of aircraft; emptying on-board lavatories and replacing the water source with potable water; and spraying ice-melting substance on aircraft in accordance with customer specifications.

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

     Commercial Security Staffing Services

     The Company provides uniformed security officer services, business and facility access control, security consulting, special event security and security assessment to a broad range of commercial clients and owners or managers of commercial offices, government buildings, airports, hospitals, malls, distribution centers, sports arenas, museums and other facilities. The Company entered the commercial security market in the early 1990's to further capitalize on its staffing services expertise.

     Discontinued Operations - Security Products Distribution

     In prior years, the Company distributed a line of security products through a wholly owned subsidiary, including airport and commercial security checkpoint products and hand held metal detectors.

     At the end of fiscal 2000, the Company began evaluating the possibility of exiting the Security Products Distribution segment to focus on its core businesses of Aviation Staffing Services and Commercial Security Staffing Services. In March 2000, the Company sold a subsidiary which had been acquired in the first quarter of fiscal 2000. The revenue of this subsidiary represented a major portion of the Security Products Distribution segment. The Company reported a $0.8 million loss on the sale of this subsidiary in the fourth quarter of fiscal 2000. The Company's strategy also included a decision to outsource the balance of this function, which resulted in an agreement to act as a sales representative for an independent third party security product distributor and installer. The estimated commission revenue related to this agreement is not anticipated to be material.

     In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution segment operations. The Company completed the remaining open projects and abandoned or liquidated the remaining assets for nominal proceeds. In the third quarter of fiscal 2001, the Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000.

     Customers and Contract Terms

     The Company derives a significant portion of its revenues from a few clients. In fiscal 2001, Delta Air Lines, Inc. (15.0%), Continental Airlines, Inc. (11.7%), Trans World Airlines, Inc. (4.6%), U.S. Airways, Inc. (6.5%) and Northwest Airlines, Inc. (3.4%) accounted for 41.2% of the Company's net operating revenues. During fiscal 2001, 2000 and 1999, the Company's ten largest clients accounted for an aggregate of 53.5%, 56.5% and 59.0% respectively, of the Company's net operating revenues.

     The Company's contracts with clients, including those that it has obtained through acquisitions, generally have one- to three-year terms but are cancelable by either party on 30 to 90 days' notice. The Company invoices its aviation services clients weekly, biweekly or monthly based on billing agreements with specific airlines. The Company invoices its commercial security staffing services clients weekly, which is typical in that field.

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

COMPETITION

     Aviation Staffing Services

     Predeparture Screening. Contracts for predeparture screening services tend to be highly competitive among a handful of experienced providers and are generally awarded to the low-cost provider. At the same time, the airlines are sensitive about security lapses and may cancel a contract based on even minor security breaches. Currently, the Company faces the same challenge as its competitors do--finding qualified employees to provide consistent service at the wage rates offered by the airlines for screeners in the current economic environment. The Company's principal competitors in domestic predeparture screening include Globe Aviation Securities Corporation, Securicor, plc. (a/k/a Argenbright) and Huntleigh, Inc.

     In the United Kingdom aviation security market, the Company strives to distinguish itself by developing training programs and screening methods that meet the demands of its customers. The Company's passenger profilers are trained in questioning techniques that are designed to elicit cooperation and to avoid offense to innocent travelers. The Company's main competitors for international profiling and screening services are ICTS International, N.V., Securicor, plc. and International Aviation Security, Inc.

     Ramp and Ground Handling Services The Company has typically offered ground handling or passenger services as "add on" services to its base airline security business. It also offers these services on a stand-alone basis at certain locations. In this area, the Company competes with the airlines themselves, Signature Flight Support Services, AMR Services, Ogden Allied Support Services, Hudson General, and Service Master Co.. The Company's competitors in aircraft appearance include airlines themselves, Signature Flight Support Services, AMR Services, Ogden Allied Support Services, Hudson General, and Service Master Co.

     Other Aviation Services. The Company believes that customer service is as important as cost in the competition for domestic passenger service contracts. Because passenger service providers such as skycaps, wheelchair operators and cart drivers have a high level of interaction with passengers, the Company has developed specialized training programs that emphasize customer service and empathy. The Company's main competitors for passenger services include the airlines, Securicor., plc., Globe Aviation Securities Corporation, and Huntleigh, Inc.

     Commercial Security Staffing Services

     The commercial security staffing industry is highly fragmented. Management believes there are in excess of 100,000 separate providers of commercial and industrial security services, and the Company does not believe that any single participant has a significant share of the market. In the commercial staffing field, the major providers include domestic subsidiaries of Securitas AB, Guardsmark, Inc. and The Wackenhut Corporation.

     In each of the segments where the Company operates, most of the Company's competitors are larger and may have greater financial resources than the Company.


CORPORATE STRATEGY

     Current management continues to review alternatives to obtain additional funds through, among other possibilities, an infusion of new equity, a restructuring of the debt of the Company, or sales of assets. There can be no assurance that the Company will be successful in any of these alternatives. Although the Company achieved positive cash flow from operations in the fourth quarter of fiscal 2001, the cash flow deficits experienced in the past combined with the write off of approximately $1.1 million in receivables in the third quarter of fiscal 2001 due to a bankruptcy filing of a major customer has virtually exhausted the funds available to the Company. The Company's banks have been supportive of the Company, however, there is minimal availability, and on many days zero availability, remaining on the Company's credit facility, which has a scheduled maturity of July 1, 2001. The Company is examining all alternatives, including without limitation, possible protection under the bankruptcy laws. Unless the Company is able to negotiate an extension of the Company's credit facility and/or increase funds available thereunder on terms satisfactory to the Company, and in the absence of other sources of funds to repay the outstanding obligations under the credit facility, the Company's banks could declare that all borrowings are immediately due and payable and could proceed with all available remedies. Resolution of these matters will impact the Company's ability to continue as a going concern.

     In prior years, the Company had aggressively pursued acquisitions since the Initial Offering in 1997. It is the view of the Company's current management team that the Company's cost of capital makes it extremely difficult to find accretive acquisitions at this time, given historical and prevailing operating margins in the Company's lines of business which limit the effective yield of capital invested in such acquisitions. The Company's credit facility also prohibits any further acquisitions at this time. As a result, management will continue to seek internal growth through a focus on sales and service, seeking an expansion of services provided to existing customers and actively pursuing reasonable margin contracts with new and existing customers. Expanding services at existing locations enables the Company to obtain synergies by leveraging the administrative structure already in place.

     The Company believes that strengthening and maintaining relationships with personnel at various levels of its customers' organizations are integral elements of its sales and marketing efforts. There are four sales executives servicing the Company's three operating regions throughout the United States and United Kingdom. The Company's three regional directors for aviation staffing services in the United States and United Kingdom also have sales responsibilities and a portion of their incentive compensation is dependent on meeting established sales goals. Sales staff incentives are generally based on margins derived from their respective annual revenues. In the commercial security staffing segment, the Company has a national sales and marketing director supported by regional managers.

     The success of the Company's strategy to focus on improving margins by seeking reasonable and justifiable price increases with existing customers and targeting new business at reasonable margins is reflected in the results for fiscal 2001 as compared to fiscal 2000. In the Aviation staffing services segment, gross margins as a percent of revenue improved from 5.7% in fiscal 2000 to 9.6% in fiscal 2001. This represents a $5.0 million gross margin increase despite net operating revenues decreasing $12.5 million in fiscal 2001 as compared to fiscal 2000. During fiscal 2001, the Company obtained new aviation contracts which should generate annual revenues of $13.6 million and gross margin of $1.6 million, or 11.8% and also obtained increases from existing customers that should generate an additional $2.5 million of gross margin on an annualized basis. Although the Company lost contracts in fiscal 2001 that in the aggregate had generated $42.7 million of revenue on an annualized basis, the gross margin related to these contracts only amounted to $2.9 million, or 6.8%.

     In the Commercial security staffing services segment, net operating revenues decreased $7.3 million, or 15.4% in fiscal 2001 as compared to fiscal 2000. However, gross margin decreased only $0.4 million, or 4.5%, but gross margin increased as a percent of revenue from 17.2% in fiscal 2000 to 19.4% in fiscal 2001. During the fourth quarter of fiscal 2001, the Company obtained two new national commercial security contracts that should generate annual revenues of $4.5 million and gross margin of $0.9 million. The performance of these contracts commenced in March 2001 and will be phased in over the first quarter of fiscal 2002.

     Although there can be no assurance, the Company plans to build on the gross margin improvements achieved in fiscal 2001 by continuing the same strategy of improving margins and expanding services and business at existing locations.


Employee Recruitment and Retention

     As of June 15, 2001, the Company had approximately 11,100 full- and part-time non-union employees and approximately 50 union employees engaged in performing its client services. The Company experiences annual turnover of almost 100%, and believes that improving employee retention is important to reducing operating costs and providing high quality service to its clients. Because employee turnover is inherent in the nature of its business, the Company allocates significant resources to recruiting potential employees. Each applicant must complete an interview and a written application that includes inquiry concerning prior criminal convictions. The Company, as part of an employee recognition program, grants various bonuses and awards to exceptional employees, and also provides for job advancement opportunities in an effort to further enhance retention. These include bonuses for detecting weapons and other illegal objects, including those detected during FAA-mandated tests. The Company strives to constantly improve the benefit package provided to employees to aid in recruiting employees. In addition, the Company provides extensive training programs for both aviation and security employees. Currently, the Company faces the same challenge as its competitors, finding qualified employees to provide consistent service at the wage rates allowed by clients.

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

ITEM 2. Properties

     During fiscal 2001, the Company leased approximately 14,100 square feet in Independence, Ohio, for its corporate headquarters. The initial term of the lease expires in November 2001 and may be extended, at the option of the Company, until 2006. The Company leases space in numerous facilities in the United States and the United Kingdom to house local offices. None of these local office leases are material to the Company's operations. The Company does not own any real estate and believes its current facilities are adequate for its needs.

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

     In 1999 American Investigative & Security Services, Inc ("AISS") filed suit against the Company in the District Court of Harris County, Texas 281st Judicial District, in a case captioned American Investigative & Security Services, Inc.
v. International Total Services Inc., Case No. 1999-55576. In that case AISS alleged that the Company was obligated to pay AISS for certain commercial security contracts that AISS had obtained for the Company under an alleged addendum to a purchase agreement between AISS and the Company for the acquisition of commercial security services contracts from AISS. In May 2001, the Company entered into a compromise and settlement agreement and release with AISS. The settlement provides for the Company to pay AISS a total of $450,000 in 17 monthly installments commencing in May 2001. The Company has recorded this liability at March 31, 2001 and has expensed this amount with the loss on impairment of intangible assets.

     The Company is involved in various legal proceedings, including routine civil actions instituted by the FAA with respect to test failures, background checks and recordkeeping matters that arise in the ordinary course of its business and litigation relating to its acquisitions. The Company does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the Company's business, assets, financial condition or results of operations. However, in the event any of the foregoing litigation results in a significant award of money damages against the Company, given the Company's current liquidity situation, such an award would adversely affect the financial condition of the Company.

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

     The executive officers of the Company at June 15, 2001 are as follows:

NAME                                                     AGE                    POSITION
----                                                     ---                    --------
Mark D. Thompson.....................................      43      President and Chief Executive Officer
Ronald P. Koegler....................................      48      Executive Vice President and Controller
Michael F. Sosh......................................      39      Executive Vice President, Treasurer and Chief
                                                                   Financial Officer
Charles P. Licata....................................      56      President, Commercial Security Staffing Services
Scott E. Brewer......................................      38      Senior Vice President and General Counsel
John W. Demell.......................................      54      Senior Vice President, Aviation

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

     MICHAEL F. SOSH has been the Executive Vice President, Treasurer and Chief Financial Officer of the Company since January 2000. Mr. Sosh joined the Company in November 1999 as a consultant. Mr. Sosh was the Senior Vice President and Treasurer of Lexford Residential Trust from January 1997 to September 1999. From 1987 to 1997 Mr. Sosh was with the retail department store chain of Bon-Ton Stores, Inc. (NASDAQ:BONT), as Manager of Financial Planning and Financial Analyst from 1987 to 1995 and Divisional Vice President and Assistant Treasurer from March 1995 to January 1997.

     CHARLES P. LICATA has been the President of the Commercial Security Staffing business since June 1999. Mr. Licata joined the Company in December 1998 as Vice President of Commercial Security Staffing Services. Prior to joining the Company, Mr. Licata was a Vice President at Borg-Warner Protective Services for 16 years.

     SCOTT E. BREWER has been the Senior Vice President and General Counsel of the Company since June 1999. He has served as a Vice President since April 1995 and General Counsel since September 1993. Mr. Brewer was in the private practice of law from October 1988 to August 1993.

     JOHN DEMELL has been the Senior Vice President, Aviation of the Company since joining the Company in May 2000. Mr. Demell was a Vice President of regional operations of Lexford Residential Trust from 1988 to April 2000. From 1983 to 1987 Mr. Demell was with Fabri-Centers of America as a regional manager.

                                    * * * * *

     There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any executive officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Shareholder Matters

(a)  Market Information

     The Company's Common Stock has appeared on the Electronic Quotation System of the National Quotation Bureau LLC ("Pink Sheets") since October 1999 under the symbol "ITSW". See "ITEM 1. BUSINESS - Common Stock". As of June 15, 2001 the Common Stock is still being quoted on the Pink Sheets and therefore there is no established public trading market for the Common Stock. The reported closing price on the Pink Sheets on June 15, 2001 was $0.22. The following table sets forth for the indicated periods the high and low market prices for the Common
Stock:

                                                                                                   PRICE RANGE
                                                                                                   -----------
                                                                                              HIGH              LOW
                                                                                              ----              ---
FISCAL YEAR ENDED MARCH 31, 2001
--------------------------------
First Quarter...........................................................................    $  1.80              $  0.81
Second Quarter .........................................................................    $  1.30              $  0.91
Third Quarter...........................................................................    $  1.01              $  0.36
Fourth Quarter..........................................................................    $  0.65              $  0.40

FISCAL YEAR ENDED MARCH 31, 2000
--------------------------------

First Quarter...........................................................................    $ 4.375              $ 3.313
Second Quarter (1)......................................................................    $  n/a               $  n/a
Third Quarter...........................................................................    $ 1.563              $ 0.688
Fourth Quarter..........................................................................    $ 2.125              $  1.00

(1)  There is no reliable source for information concerning trading of Company Common Stock from July 1, 1999 until October
     26,1999.

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

(b)  Shareholder Information

     As of June 15, 2001, there were 55 record holders of Common Stock and approximately 860 beneficial owners.

(c)  Dividend Information

     The Company has never paid, and does not anticipate paying in the foreseeable future, cash dividends on the Common Stock. In addition, the Company's ability to pay cash dividends is limited by the terms of its credit facility.

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

                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)
                                                                                     YEARS ENDED MARCH 31,
                                                                                     ---------------------
                                                                  2001         2000          1999         1998         1997
                                                                  ----         ----          ----         ----         ----

STATEMENTS OF OPERATIONS DATA (1):
   Net operating revenues..............................        $ 186,198   $ 206,009      $ 222,575    $ 168,770    $111,921
   Gross Margin........................................           21,758      17,105         20,735       24,233      15,368
   Income (loss) from continuing operations before
     income taxes                                                (34,816)    (14,027)        (7,042)       7,834       2,256
   Income (loss) from continuing operations ...........          (35,079)    (13,052)        (7,613)       4,553       1,296
   Discontinued Operations ............................             (870)         37            318          304         273
     Net income (loss).................................          (35,949)    (13,015)        (7,295)       4,857       1,569

Income (loss) per share from Continuing Operations:....
   Basic...............................................        $   (5.19)  $   (1.96)     $   (1.14)   $    0.87     $  0.25
   Diluted.............................................            (5.19)      (1.96)         (1.14)        0.86        0.25
Income (loss) per share from Discontinued Operations:..
   Basic...............................................        $   (0.13)  $    0.01      $    0.04    $    0.06     $  0.06
   Diluted.............................................            (0.13)       0.01           0.04         0.06        0.06
Net income (loss) per share:...........................
   Basic...............................................        $   (5.32)  $   (1.95)     $   (1.10)   $    0.93     $  0.31
   Diluted.............................................            (5.32)      (1.95)         (1.10)        0.92        0.31
Weighted average common shares outstanding:
   Basic ..............................................            6,751       6,683          6,662        5,215       5,089
   Diluted.............................................            6,751       6,683          6,662        5,265       5,089

                                                                                    AS OF MARCH 31,
                                                              2001         2000          1999         1998         1997
                                                              ----         ----          ----         ----         ----

OPERATING DATA:
Number of employees....................................       11,150      15,000         16,000       15,000      10,700

BALANCE SHEET DATA:
   Cash and cash equivalents...........................      $   256     $   792       $    672    $   3,542    $  3,018
   Working capital (deficit)...........................      (22,161)      3,867          3,318       11,491       1,496
   Total assets........................................       31,543      70,572         70,634       61,631      28,865
   Long-term obligations...............................          -0-      22,103         10,859        3,682      11,641
   Shareholders' equity................................      (18,591)     17,796         30,841       38,319       2,800

(1) In fiscal 2001 the Company discontinued the operations of the security products distribution segment. All financial information for prior fiscal years has been reclassified and restated to reflect income/(loss) from continuing operations. See "ITEM 1: BUSINESS - Company Operations".

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

     The Company incurred a substantial operating loss and negative operating cash flow in each of fiscal 1999, fiscal 2000 and fiscal 2001. The Company's continued cash flow deficiency for fiscal 2001, negative tangible net worth, and the scheduled maturity of the Company's credit facility on July 1, 2001 raise substantial doubt about the Company's ability to continue as a going concern. The audit report of Arthur Andersen LLP for fiscal 2001 contains an explanatory paragraph with respect to this matter.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000

     The following discussion of operating results for fiscal 2001 as compared to fiscal 2000 focuses on the core business segments of the Company. This presentation is intended to facilitate an evaluation of the Company's performance in relation to its strategy of focusing on internal growth by improving margins and reducing expenses of its core business segments. Certain reclassifications have been made due to the discontinued operation of the Security Products Distribution segment (See Note M of "Notes to the Consolidated Financial Statements").

     The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for fiscal 2001 as compared to the same period in fiscal 2000, by segment (dollars in thousands).



                                  2001       % of Rev        2000      % of Rev     Inc/(Dec)   % Inc/(Dec)
                               ------------------------- ------------------------- --------------------------
Net Operating Revenues:
    Aviation                     $ 146,073        78.5%     $ 158,603       77.0%     $(12,530)        -7.9%
    Commercial Security             40,125        21.5%        47,406       23.0%       (7,281)       -15.4%
                               ------------------------- ------------------------- --------------------------

                                   186,198       100.0%       206,009      100.0%      (19,811)        -9.6%
                               ------------------------- ------------------------- --------------------------
Cost of Revenues:
    Aviation                       132,091        90.4%       149,636       94.3%      (17,545)       -11.7%
    Commercial Security             32,349        80.6%        39,268       82.8%       (6,919)       -17.6%
                               ------------------------- ------------------------- --------------------------

                                   164,440        88.3%       188,904       91.7%      (24,464)       -13.0%
                               ------------------------- ------------------------- --------------------------
Gross Margin:
    Aviation                        13,982         9.6%         8,967        5.7%        5,015         55.9%
    Commercial Security              7,776        19.4%         8,138       17.2%         (362)        -4.4%
                               ------------------------- ------------------------- --------------------------

                                  $ 21,758        11.7%      $ 17,105        8.3%      $ 4,653         27.2%
                               ========================= ========================= ==========================



     NET OPERATING REVENUES. Net operating revenues in fiscal 2001 decreased by $19.8 million, or 9.6%, as compared with fiscal 2000. The decrease is attributable to a net loss of aviation and commercial security staffing contracts.

     The decrease in aviation revenues relates to lost service contracts at several sites which has been partially offset by price increases obtained from airlines and new service contracts. The Company's contracts with clients generally have one to three year terms but are cancelable by either party on 30 to 90 days' notice. In the normal course of business, due to competitive bidding processes and other factors, the Company has lost certain profitable contracts. In the second quarter of fiscal 2001, the Company lost a contract at the Dallas/Fort Worth airport that generated net revenues of $7.4 million and gross margin of $1.0 million in fiscal 2000. The loss of this and other business with the same customer contributed to the decrease in net operating revenue when compared to last year.

     The Company's strategy to focus on higher margins has resulted in price increases and approximately 54 new contracts at targeted margin percentages. The benefit of this strategy is reflected in gross margin dollars and as a percent of revenue, which increased from 5.7% for fiscal 2000 to 9.6% for fiscal 2001. Despite a $12.5 million net decrease in revenue, gross margin increased $5.0 million in fiscal 2001 as compared to fiscal 2000. Commencing in the third quarter of fiscal 2001 the Company has obtained significant price increases and a major new contract. This new contract is projected to generate net revenues of $4.0 million and gross margin of approximately $0.4 million per year. Additionally, the Company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

     The decrease in Commercial Security Staffing Services net revenues was related to the Company's strategy to eliminate contracts that did not meet the Company's profit criteria. Although Commercial Security Staffing Services net revenues decreased by $7.3 million, or 15.4%, gross margin only decreased approximately $0.4 million, with gross margin as a percent of revenue increasing from 17.2% for fiscal 2000 to 19.4% for fiscal 2001. Commencing at the end of the fourth quarter of fiscal 2001, Commercial Security Staffing Services obtained two new contracts that are projected to generate combined net annual revenues of $4.5 million and gross margins of $0.9 million annually.

     COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In fiscal 2001, total cost of revenues decreased $24.5 million, or 13.0%, as compared to fiscal 2000. Most of this decrease was due to costs associated with the service contracts lost or discontinued. The decrease in total cost of revenues resulted in the Company increasing its gross margin from 8.3% in fiscal 2000 to 11.7% for fiscal 2001. These results are attributed to the implementation of process improvement initiatives and cost cutting measures within both the Aviation Staffing Services and the Commercial Security Staffing Services segments.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):


                                                 2001              2000
                                            ---------------   ---------------
Aviation                                           $ 7,095           $ 8,844
Commercial Security                                  5,857             5,932
Corporate Administration                             8,135            11,719
                                            ---------------   ---------------
                                                  $ 21,087          $ 26,495
                                            ===============   ===============

     Total S, G & A expenses decreased $5.4 million, or 20.4%, in fiscal 2001 as compared to fiscal 2000. S, G & A expenses were 11.3% and 12.9% of net operating revenues for fiscal 2001 and 2000, respectively. The following discusses the change in S, G & A expenses by business segment for fiscal 2001 as compared to fiscal 2000.

     Aviation Staffing Services S, G & A expenses decreased $1.7 million for fiscal 2001 as compared to fiscal 2000. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary, payroll taxes, and other employee benefits.

     Commercial Security Staffing Services S, G & A expenses decreased approximately $75,000 in fiscal 2001 as compared to fiscal 2000, primarily related to salary, payroll taxes, and other employee benefits.

     Corporate Administration S, G & A decreased $3.6 million in fiscal 2001 as compared to fiscal 2000. A significant portion of the decrease was due to a $1.7 million decrease in consulting expense (including a $1.0 million charge in fiscal 2000 related to the Retirement and Consulting Agreement with the former Chairman) (See Note L of "Notes to the Consolidated Financial Statements"), an approximate $679,000 reduction in legal and audit fees, and a decrease in bank fees of approximately $310,000.

     SPECIFIC BAD DEBT RESERVE. In the third quarter of fiscal 2001, a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company had a receivable from this customer of approximately $1.1 million which was written off as uncollectible and expensed during fiscal 2001 due to the customer's bankruptcy filing.

     AMORTIZATION EXPENSE. Contract and goodwill amortization expense decreased $0.2 million, or 9.0%, to $2.6 million in fiscal 2001 from $2.8 million in fiscal 2000. The decrease relates to a decrease in goodwill amortization due to the disposition of a line of business and its related goodwill in March 2000. (See Note D of "Notes to the Consolidated Financial Statements").

     LOSS ON IMPAIRMENT OF INTANGIBLES. The Company recorded a loss of $29.0 million in the fourth quarter of fiscal 2001 related to the impairment of intangibles. To assess impairment of identifiable intangibles, goodwill, and other long-lived assets, management has projected undiscounted future cash flows to determine whether the carrying amount of the assets can be recovered over their remaining life and determined that the projected cash outflows exceeded the projected cash inflows. (See Note C of "Notes to the Consolidated Financial Statements").

     INTEREST EXPENSE, NET. In fiscal 2001, net interest expense increased to $2.8 million from $1.8 million in fiscal 2000. Average outstanding debt increased from $21.0 million during fiscal 2000 to $23.2 million during fiscal 2001. This increase in debt was primarily incurred during fiscal 2001 to fund the negative cash flow from operations. In addition, the Company's effective borrowing rate increased from 8.6% to 10.5% for fiscal 2001 as compared to fiscal 2000. The increase in the effective borrowing rate was due to the increase in the prime rate of interest as well as provisions contained within the April 2000 and February 2001 amended credit facility agreements, see Liquidity and Capital Resources. Interest expense in fiscal 2001 also includes a $300,000 charge related to the put option associated with the value of the warrants to purchase stock granted to the Banks. (See Note F of "Notes to the Consolidated Financial Statements").

     INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in fiscal 2001. The tax provision for fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes. The Company recorded an income tax benefit of $0.9 million in fiscal 2000. The income tax benefit recorded in fiscal 2000 was a result of the realized tax benefit of the carry back of the fiscal 2000 net operating tax loss to prior years.

     DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. The Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000. Discontinued operations generated a net loss in fiscal 2001 of $870,000. The loss primarily related to the wrap up of incompleted projects (See Note M of "Notes to the Consolidated Financial Statements").

    YEAR ENDED MARCH 31, 2000 COMPARED WITH YEAR ENDED MARCH 31, 1999

     The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for fiscal 2000 as compared to fiscal 1999, by segment (in thousands). Certain reclassifications have been made due to the discontinued operation of the Security Products segment (See Note M of "Notes to the Consolidated Financial Statements").


                                          2000       % of Rev        1999     % of Rev    Inc/(Dec)   % Inc/(Dec)
                                      -------------------------  ----------------------- -------------------------
Net Revenues:
    Aviation                              $ 158,603      77.0%      $ 171,726     77.2%     $ (13,123)      -7.6%
    Commercial Security                      47,406      23.0%         50,849     22.9%        (3,443)      -6.8%
                                      -------------------------  ----------------------- -------------------------
                                            206,009     100.0%        222,575    100.0%       (16,566)      -7.4%
                                      -------------------------  ----------------------- -------------------------
Cost of Revenues:
    Aviation                                149,636      94.3%        158,558     92.3%        (8,922)      -5.6%
    Commercial Security                      39,268      82.8%         43,282     85.1%        (4,014)      -9.3%
                                      -------------------------  ----------------------- -------------------------
                                            188,904      91.7%        201,840     90.7%       (12,936)      -6.4%
                                      -------------------------  ----------------------- -------------------------
Gross Margin:
    Aviation                                  8,967       5.7%         13,168      7.7%        (4,201)     -31.9%
    Commercial Security                       8,138      17.2%          7,567     14.9%           571        7.5%
                                      -------------------------  ----------------------- -------------------------
                                           $ 17,105       8.3%       $ 20,735      9.3%      $ (3,630)     -17.5%
                                      =========================  ======================= =========================


     NET OPERATING REVENUES. Net operating revenues in fiscal 2000 decreased by $16.6 million, or 7.4%, as compared with fiscal 1999. The decrease is attributable to the loss of aviation and commercial security staffing contracts. The decrease in aviation revenues relates to lost service contracts at several sites. The contracts were generally lost in competitive bidding processes. The Company has been at a disadvantage in these bids due to competitors taking advantage of the Company's uncertain financial situation. This decline may continue as management focuses on higher margin business and intends to give notice on contracts that do not meet minimum profit criteria. The decrease in Commercial Security net revenues was related to the Company's strategy, commencing in the third quarter of fiscal 2000, to eliminate contracts that did not meet minimum profit criteria. Although commercial security net revenues decreased by $3.4 million, or 6.8%, gross margin actually increased approximately $0.6 million from 14.9% of revenue to 17.2% of revenue.

     COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms). Fiscal 2000 total cost of revenues decreased $12.9 million, or 6.4%, from fiscal 1999. Most of this decrease was due to costs associated with the service contracts lost or discontinued in fiscal 2000. However, cost of revenues as a percent of net operating revenues for Commercial Security services decreased from 85.1% in fiscal 1999 to 82.8% in fiscal 2000 primarily as a result of focusing on higher margin contracts and eliminating lower margin contracts. The improved margin performance in the Commercial Security staffing services business was offset by the increased costs of revenues as a percent of net operating revenues for the Aviation staffing services business. The Aviation Staffing Services cost of revenues increased from 92.3% in fiscal 1999 to 94.3% in fiscal 2000 primarily due to the increase in labor costs. The Company is working to eliminate low margin contracts and improve controls over labor costs to improve margins in the Aviation Staffing services segment

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):


                                                               2000              1999
                                                          ---------------   ---------------
Aviation Staffing Services                                       $ 8,844          $ 10,139
Commercial Security Staffing Services                              5,932             4,904
Corporate Administration                                          11,719             9,405
                                                          ---------------   ---------------
                                                                $ 26,495          $ 24,448
                                                          ===============   ===============



     These expenses increased $2.0 million, or 8.4%, in fiscal 2000 as compared to fiscal 1999. S, G & A expenses were 12.9% and 11.0% of net operating revenues for fiscal 2000 and 1999, respectively. The following discusses the change in S, G & A expenses by business segment for fiscal 2000 as compared to fiscal 1999.

     Aviation Staffing Services S, G & A expenses decreased $1.3 million for fiscal 2000 as compared to fiscal 1999. The decrease was due to aviation contracts that have been lost which reduced administrative costs, primarily salary and payroll taxes and benefits. The Company has initiated a reorganization of the administrative structure of the aviation business segment which is anticipated to reduce the S, G & A related to Aviation Staffing Services.

     Commercial Security Staffing Services S, G & A expenses increased $1.0 million, or 21.0%, in fiscal 2000 as compared to fiscal 1999. Approximately $0.6 million of the increase related to payroll, payroll taxes and benefits. This increase was attributable to the numerous acquisitions during fiscal 1999 and fiscal 2000, which added significant overhead.

     Corporate Administration S, G & A costs increased $2.3 million in fiscal 2000 as compared to fiscal 1999. Professional, consulting and settlement expenses increased $2.4 million due to settlement of certain outstanding litigation and related legal fees and additional costs incurred for accounting and consulting due to the material weakness identified by the Company's independent public accountants. Contributing to this increase was a $1.0 million charge related to the retirement and consulting agreement with the former chairman. In addition, bank charges increased $0.3 million related to the loan modifications completed in fiscal 2000. This increase was offset by costs incurred in fiscal 1999 that did not recur in fiscal 2000. During fiscal 1999, management decided to cease operations in the Czech Republic and Italy. The Company also adjusted the carrying value of its investment in the United Kingdom and Germany to net realizable value due to the filing for insolvency by its joint venture partner in the United Kingdom (which was also its largest customer in Germany). Charges of $1.8 million for the unrealized loss on the carrying value of these assets identified for disposition are included in fiscal 1999 results.

     AMORTIZATION EXPENSE. Amortization expense was $2.8 million in fiscal 2000 compared to $2.3 million in fiscal 1999, an increase of $0.5 million, or 21.4%. The increase was the result of the additional charges to amortization for the fiscal 2000 acquisitions and a full year's charge for fiscal 1999 acquisitions.

     INTEREST EXPENSE, NET. Net interest expense increased by $0.8 million to $1.8 million for fiscal 2000, principally as a result of the increase in the Company's level of outstanding debt obligations to an average of $21.5 million from $10.4 million for fiscal 2000 and 1999, respectively. In addition, the Company's weighted average borrowing rate increased to 8.6% for fiscal 2000 from 7.9% for fiscal 1999.

     INCOME TAXES. The Company recorded an income tax benefit of $0.9 million in fiscal 2000 as compared to an income tax expense of $0.8 million for fiscal 1999 after considering the tax impact on discontinued operations. The income tax benefit recorded in fiscal 2000 was a result of the realized tax benefit of the carry back of the fiscal 2000 net operating tax loss to prior years. Despite recording a pre-tax book loss for fiscal 1999, a net tax expense of $.8 million was incurred. This expense is the tax benefit for the fiscal 1999 loss net of a provision to provide a deferred tax valuation allowance on net deferred tax assets where there is uncertainty of their future realization.

     DISCONTINUED OPERATIONS. The Company recorded a $0.8 million loss in fiscal 2000 related to the disposal of MCS which it had acquired in May 1999. The disposition was part of the Company's strategy to focus on its core businesses of Aviation Staffing Services and Commercial Security staffing services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. Operating activities used net cash of approximately $10,000, investing activities used net cash of $0.9 million and financing activities generated net cash of $0.8 million during fiscal 2001.

     During fiscal 2001, principal uses of funds, in addition to working capital requirements, included expenditures amounting to $0.9 million related to additions to property and equipment. The Company financed its investing and operating activities with borrowings under its credit facility and proceeds from a federal tax refund received in May 2000.

     The Company has generated negative cash flow from operations for fiscal 2001, but generated positive cash flow from operations in the fourth quarter of fiscal 2001. However, positive cash flow from operations was significantly impacted by the Chapter 11 bankruptcy filing of a major customer. The Company had a receivable from this customer of approximately $1.1 million which was written-off as uncollectible in the third quarter of fiscal 2001. (See Note B of "Notes to the Consolidated Financial Statements"). Although operations generated positive cash flow during the fourth quarter of fiscal 2001, the Company has virtually exhausted funds available under its credit facility and must seek additional sources of funding. The Company will seek to obtain additional sources of funds and to refinance its outstanding borrowings under the credit facility, but there can be no assurance as to the Company's ability to obtain a replacement credit facility, refinance its debt or obtain other equity financing. The Company is examining all alternatives, including without limitation, possible protection under the bankruptcy laws. Unless the Company is able to negotiate an extension of the Company's credit facility and/or increase funds available thereunder on terms satisfactory to the Company, and in the absence of other sources of funds to repay the outstanding obligations under the credit facility, the Company's banks could declare that all borrowings are immediately due and payable and could proceed with all available remedies. The Company has requested a 30 day extension of the Company's credit facility. There can be no assurance that the Company's banks will grant an extension and even if the Company obtains a 30 day extension of its credit facility there can be no assurance that there will be sufficient funds available under the facility to meet the Company's needs. The impact of such adverse events are not reflected in the accompany consolidated financial statements, which were prepared assuming the company will continue as a going concern.

     In April 2000, management secured, from the Company's banks, certain amendments to the Company's existing $25.0 million credit facility. Among the amendments were an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan was repaid by December 31, 2000. The amendments also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings equals prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001, the interest rate charged on borrowings was increased to prime plus 1.50%. The amendments also included an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants included certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements.

     In consideration for the amendments and extension of the credit facility, the Company granted the lenders warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Company's Board of Directors determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase the warrants at $1.00 per warrant and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001. (See Note F of "Notes to the Consolidated Financial Statements").

     In February 2001, management secured from the Company's banks an amendment to the existing credit facility. The amendment provides for an over advance of up to $3.0 million. The over advance is in excess of the loan amount available based on eligible collateral as defined in the loan agreement. The over advance was necessary primarily due to the bankruptcy of one of the Company's significant customers. The interest rate to be charged on the amount of any over advance outstanding equals prime plus 3.5%. As of June 15, 2001 the over advance was $2.4 million.

     In April 2001, the Company's banks agreed to amend the existing credit facility to extend the term to July 1, 2001. As of June 15, 2001, the Company was not in compliance with certain loan covenants and the outstanding obligation under this facility was $25.0 million.

     The Company has requested a 30 day extension of the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137). SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include the changes in the fair value of such assets and liabilities in either operations or comprehensive income (loss). The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore the adoption of the requirements of SFAS No. 133 did not have a material effect on its financial statements in the first quarter of fiscal 2002.


FORWARD LOOKING STATEMENTS

     In addition to discussing and analyzing the Company's recent historical financial results and condition, the preceding management's discussion and analysis of financial condition and results of operations includes statements regarding certain trends or of other forward-looking information concerning the Company's anticipated revenues, costs, financial resources, possible financial alternatives including bankruptcy court protection or otherwise affecting or relating to the Company which are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The forward-looking statements made herein and elsewhere in this Form 10-K are inherently subject to risks and uncertainties, which could cause the Company's actual results or other future events pertaining to the Company to differ materially from the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     In the ordinary course of business, the Company is subject to foreign currency, interest rate, labor market, liability claim and customer financial condition risks. The risks primarily relate to the sale of the Company's services to foreign customers through its foreign subsidiary, changes in interest rates on the Company's short-term financing, ability to hire employees within contract terms, exposure to claims due to providing security services and the concentration of business with a few major airline customers.

FOREIGN CURRENCY RISK

     A portion of the Company's revenues (1.8% of total revenues for the year ended March 31, 2001) are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks which the Company believes are not material. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

     The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive loss.

     Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which subsidiaries are located. Although the Company did not have any forward foreign currency exchange contracts in place at March 31, 2001, it does monitor its foreign currency exposure and does not anticipate any material impact on financial statements in the near future.

INTEREST RATE RISK

     The Company maintains a revolving line of credit which subjects the Company to the risk associated with movements in market interest rates. This line of credit had a balance at March 31, 2001 of $23.0 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowings are made on this line of credit on a daily basis with a variable market interest rate, the March 31, 2001 balance of this debt is considered to approximate fair value. Based upon the Company's June 15, 2001 outstanding balance on the variable rate credit facility, a hypothetical increase of 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $250,000 on an annual basis. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Labor Market Risk

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

LIABILITY CLAIMS AND GOVERNMENT REGULATIONS

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

     In addition, as a provider of security services the Company is exposed to potential liability claims in the event of any successful terrorist attempt in circumstances associated with the Company. Although the Company maintains insurance coverage, any realized claim against the Company could exceed the insurance coverage or not fall within covered activities. Any claim of this type could have a material adverse effect on the Company's business, results of operations or financial condition.

CUSTOMER FINANCIAL CONDITION

     The financial condition of certain airline customers that represent a significant percentage of the Company's revenues could have a material impact on the Company's ability to collect receivables and result in the loss of contracts.

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

DIRECTORS OF THE REGISTRANT

                                                                                                    DIRECTOR      TERM TO
NAME OF DIRECTOR      AGE     PRINCIPAL OCCUPATION AND OTHER INFORMATION                            SINCE         EXPIRE
---------------       ---     ------------------------------------------                            -----         ------

John P. O'Brien       60      Mr. O'Brien is Managing Director of Inglewood Associates,          August 1999      Next
                              a firm specializing in consulting and investing in financial                        Annual
                              turnarounds, since 1990; Chairman of the Board of Allied                            Meeting
                              Construction Products, Inc., a majority owned subsidiary
                              of PUBCO, Inc., since 1993; and is a Director of American
                              Italian Pasta Company (NYSE:PLB) since 1997 and Century
                              Aluminum Compound (NASDAQ:CENX) since 2000. From
                              1995 to 1999 Mr. O'Brien was Chairman of the Board and Chief
                              Executive Officer of Jeffrey Mining Products LP, a distributor of underground mining products. Prior to 1990, Mr. O'Brien was with the public accounting firm of PriceWaterhouse, LLP, most recently as the firm's Southeast Regional Managing Partner.

H. Jeffrey Schwartz   46      Mr. Schwartz is an attorney engaged as a partner with the law      April 1999       Next
                              firm of Benesch, Friedlander, Coplan & Aronoff, LLP.                                Annual
                              Mr. Schwartz has been with this firm since 1983 and currently                       Meeting
                              heads his firm's Business Reorganization Department and
                              serves on its Executive Committee.

J. Jeffrey Eakin      54      Mr. Eakin is Senior Vice President and a founder of Preferred      September 1998   Next
                              Capital Inc., a general equipment finance company, since                            Annual
                              1997. From 1994 to 1997 Mr. Eakin was a founder of and                              Meeting
                              served as Vice President and Division Credit Officer for DVI
                              Capital Company, a wholly owned wholesale finance company
                              subsidiary of DVI, Inc. (NYSE:DVI) From 1992 to 1994 Mr. Eakin
                              was Director of Credit and Funding for Picker Financial Group, a
                              joint venture lease financing company between Picker
                              International and LDI Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and owners of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and owners of more than 10% of the Common Stock are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2001, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners were complied with.

ITEM 11. Executive Compensation

Summary Compensation Table

     The following table sets forth a summary of the compensation earned for services rendered by the Company's Chief Executive Officer, four other most highly compensated executive officers who were serving as an executive officer of the registrant at March 31, 2001 and any other individual that would have been among the three most highly compensated executives but for the fact that the individual was not serving as an Executive Officer at the end of the last completed fiscal year for the fiscal years ended March 31, 2001, 2000 and 1999 ("Named Executive Officers").


                                                                    ANNUAL COMPENSATION (2)
                                                                    -----------------------
NAME AND                                                  FISCAL            SALARY                              OTHER
PRINCIPAL POSITION                                       YEAR (1)             ($)           BONUS ($)      COMPENSATION ($)
------------------                                       --------           ------          ---------      ----------------

Mark D. Thompson (3).............................            2001            300,000           90,000            12,630(3)
President and Chief                                          2000             50,000               --           140,625(3)
Executive Officer                                            1999                 --               --                --

Robert A. Weitzel (4)............................            2001                 --               --           300,000(4)
Former Chairman and Chief                                    2000            270,833               --           550,000(4)
Executive Officer                                            1999            300,000          100,000                --

Michael F. Sosh (5)..............................            2001            166,667           10,000                --
Chief Finance Officer, Treasurer                             2000             25,288               --            39,335(5)
and Executive Vice President                                 1999                 --               --                --

Ronald P. Koegler................................            2001            166,667           10,000                --
Executive Vice President.                                    2000             25,288               --                (6)
and Controller                                               1999                 --               --                --

Charles P. Licata................................            2001            134,976           10,000             6,000(7)
President,                                                   2000            102,332               --             6,000(6),(7)
Commercial Security Staffing Services                        1999             22,254               --             1,500(7)

Scott Brewer.....................................            2001            110,000           10,000                --
Senior Vice President                                        2000             99,584               --                --
and General Counsel                                          1999             81,154           61,933                --


(1) The Company's fiscal year ends on March 31, and its fiscal years are identified by reference to the calendar year in which they end. Amounts shown include compensation earned or awarded for each fiscal year.

(2) No named executive officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of that individual's salary plus annual bonus

(3) Mr. Mark D. Thompson joined the Company in October 1999. Other compensation in fiscal 2000 includes $87,500 paid to Mr. Thompson as consulting fees prior to becoming an employee of the Company. In addition, Mr. Thompson received an award of 175,000 shares of Common Stock on January 13, 2000, 75,000 of which vested immediately with the remaining 100,000 shares vesting over a four year period or upon the achievement of specified average share prices over 10-day trading periods. In January 2000, 10,000 of the 100,000 shares vested. Other compensation includes $12,630 in fiscal 2001 and $53,125 in fiscal 2000 related to the value of the shares of Common Stock that vested. The value of this award was determined by multiplying the number of shares subject to this grant by the estimated fair market value of the shares on the vesting date. The value of this award at the end of fiscal 2001 was $78,750 based on the March 31, 2001 price of $0.45 per share. (See "Employment Agreement")

(4) Mr. Robert A. Weitzel joined the Company in September 1978, and resigned in October 1999. Mr. Weitzel was under a two-year employment contract, which would have expired on December 31, 2000. The Company and Mr. Weitzel came to an agreement on his resignation, effective October 19, 1999. See "ITEM 1 BUSINESS -Common Stock. Other compensation reflects payments made related to Mr. Weitzel's retirement and consulting agreement.

(5) Mr. Michael F. Sosh joined the Company in February 2000. Mr. Sosh was employed by the Company as a consultant from October 1999 to January 2000. Other compensation in fiscal 2000 includes $39,335 paid to Mr. Sosh as consulting fees prior to becoming an employee of the Company. In addition, Mr. Sosh was granted Common Stock options of 25,000 shares during fiscal 2000 at an exercise price based on the fair market value on the grant date. The exercise price for Mr. Sosh is $0.625 per share

(6) Mr. Ronald P. Koegler and Mr. Charles P. Licata were granted Common Stock options of 25,000 shares, respectively during fiscal 2000 at exercise price based on the fair market value on the grant date. The exercise price for Mr. Koegler and Mr. Licata is $0.625 per share.

(7) Mr. Charles P. Licata receives a car allowance of $500 per month which is included in other compensation

 OPTIONS

                        OPTION GRANTS IN FISCAL YEAR 2001
                                INDIVIDUAL GRANTS
                                -----------------

                                                                                              POTENTIAL REALIZABLE
                                            PERCENTAGE OF                                       VALUE AT ASSUMED
                                            TOTAL OPTIONS                                     ANNUAL RATES OF STOCK
                                             GRANTED TO                                       PRICE APPRECIATION FOR
                               OPTIONS      EMPLOYEES IN    EXERCISE                               OPTION TERM(1)
                             GRANTED (#)       FISCAL         PRICE        EXPIRATION         -----------------------
         NAME                    (1)           YEAR(1)    ($/SHARE)(1)      DATE (1)          5%($)            10%($)
         ----                    ---           -------    ------------      -------           -----            ------


(1) The company did not issue options to any named executive officer during fiscal 2001.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2001
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                       NUMBER OF              VALUE OF
                                                                                      UNEXERCISED            UNEXERCISED
                                                                                      OPTIONS AT            IN-THE-MONEY
                                                                                  FISCAL YEAR-END (1)     OPTIONS AT FISCAL
                                                SHARES               VALUE                (#)              YEAR-END ($)(2)
                                              ACQUIRED ON          REALIZED          EXERCISABLE/           EXERCISABLE/
         NAME                                EXERCISE (#)             ($)            UNEXERCISABLE          UNEXERCISABLE
         ----                                ------------             ---            -------------          -------------
Michael F. Sosh....................                   --                 --            25,000/-0-               -0-/-0-
Ronald P. Koegler..................                   --                 --            25,000/-0-               -0-/-0-
Charles P.Licata...................                   --                 --            25,000/-0-               -0-/-0-
Scott Brewer.......................                   --                 --         37,554/12,516               -0-/-0-

(1) Mr. Koegler's, Mr. Sosh's and Mr. Licata's exercise price is $0.625 per share, Mr. Brewer's exercise price is $11.25 per share.

(2)  Using the March 31, 2001 Common Stock closing price of $0.45.

     Directors Compensation. Each director who is not an employee of the Company is compensated at the rate of $12,000 per year and also receives $1,000 for attendance at each meeting of the Board of Directors and for each meeting of any committee. Upon joining the Board in September 1998, Mr. Eakin received an option to purchase 5,000 shares of Common Stock at the exercise price of $5.00 per share. In addition, the directors participate in the Non-Employee Director Compensation Plan which provides a one-time grant of 50,000 phantom shares of the Company's Common Stock to each director, 20% of which vested at grant and the remainder of which vests in 10% increments upon the attainment of certain target share prices. Vesting is accelerated as a result of a change in control of the Company and the plan provides that non-employee directors may have a portion of their fees that would otherwise be paid to them deferred into phantom shares.

     Employment Agreement. The Company entered into an employment agreement (the "Thompson Agreement") effective August 3, 2000 with Mark D. Thompson pursuant to which Mr. Thompson serves as the Company's President and Chief Executive Officer. Under the terms of the Thompson Agreement, Mr. Thompson is employed indefinitely on a month-to-month basis, subject to termination by the Board of Directors with at least ninety (90) days advance notice. Mr. Thompson receives a base salary of $300,000 per year. Mr. Thompson was granted 75,000 fully vested shares of Common Stock on January 13, 2000, the date Mr. Thompson's agreement was approved by the Board. In addition, Mr. Thompson was granted a restricted stock award of 100,000 shares of Common Stock which vest over a four year period or upon the achievement of specified average share prices over 10-day trading periods, and which vesting is subject to acceleration upon the occurrence of a change in control or termination of Mr. Thompson's employment other than for "cause" (as defined in the Thompson Agreement). In addition, based upon the occurrence of a change of control or termination of employment other than for cause, the Company would pay Mr. Thompson an amount equal to two and three quarters (2 3/4) times Mr. Thompson's annual base salary.

     Retention and Severance Agreements. The Company entered into retention and severance agreements with certain key executive management of the Company to provide incentive for the executives to remain with the Company as the Company explores alternatives to obtain an equity infusion that may result in a change of control of the Company. Under the terms of the agreements Ronald P. Koegler and Michael F. Sosh would receive two times their base annual salary plus bonus upon a change in control of the Company or termination of employment other than for cause as defined in the retention and severance agreements. Charles P. Licata would receive two times his base salary plus bonus upon termination of employment other than for cause with the amount reduced to one times his base salary one year after a change in control of the Company. Scott Brewer would receive his annual base salary plus bonus upon a change in control of the Company or termination of employment other than for cause.

     Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee during fiscal 2001 were H. Jeffrey Schwartz, John P. O'Brien and J. Jeffrey Eakin. No member of the Compensation Committee has served as an executive officer or employee of the Company or served during fiscal 2001 as an executive officer of another entity of which any executive officer of the Company was a director or member of the Compensation Committee. Mr. Schwartz is a partner with the law firm of Benesch, Friedlander, Coplan & Aronoff, LLP, which has been retained by the Company to perform legal services. During fiscal 2001, the Company paid the law firm of Benesch, Friedlander, Coplan & Aronoff, LLP approximately $423,000 for legal services which were rendered.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to each person or group known to the Company to be beneficial owners, as of June 15, 2001 of more than 5% of the Common Stock and by all directors of the Company, the Chief Executive Officer of the Company and the Named Executive Officers and by all officers and directors of the Company as a group:

                                                                                              NUMBER OF
                                                                                               SHARES            PERCENT
                                                                                            BENEFICIALLY        OF CLASS
NAME AND BENEFICIAL OWNER                                                                     OWNED (3)        OUTSTANDING
-------------------------                                                                     ---------        -----------
Robert A. Weitzel (1)...............................................................         3,324,979              48.63%
Thomas G. Berlin (4)................................................................           571,900               8.36%
Liberty Wanger Asset Management, L.P. (5)...........................................           500,000               7.31%
Brantley Partners IV, LP (6)........................................................           417,000               6.10%
John P. O'Brien (2) ................................................................                --               *
H. Jeffrey Schwartz (2) ............................................................                --               *
J. Jeffrey Eakin  (2&3).............................................................             7,000               *
Mark D. Thompson (7)................................................................           125,000               1.83%
Ronald P. Koegler (3)...............................................................            25,000               *
Michael F. Sosh (3).................................................................            25,000               *
Charles P. Licata. (3)..............................................................            25,000               *
Scott E. Brewer (3).................................................................            53,670               *
John W. Demell (3)..................................................................            25,000               *
All directors, the Voting Trust, and executive officers as a group
  (9 people as a group)                                                                      3,610,649              51.73%


 * Less than one percent (1%).

(1) Mr. Robert A. Weitzel resigned from the Company in October 1999. On November 5, 1999, Mr. Weitzel entered into a Voting Trust Agreement among the Company, Mr. Weitzel, H. Jeffrey Schwartz, J. Jeffrey Eakin, and John
     P. O'Brien, as Voting Trustees. Pursuant to the Voting Trust Agreement, Mr. Weitzel and the Weitzel Family Limited Partnership transferred record ownership, and thereby voting control, of 3,324,979 shares of Common Stock to the Voting Trust until the earlier of September 30, 2001 or a payment default under provisions of Mr. Weitzel's Retirement and Consulting Agreement. Pursuant to the Voting Trust, the Trustees, constituting the entire Board of Directors of the Company, exercise voting power with respect to Mr. Weitzel's shares while Mr. Weitzel exercises dispositive and investment control, subject to the stock retention agreement. See "ITEM 1 BUSINESS - Common Stock". In addition, Mr. Weitzel is contractually obligated to transfer the voting rights of any stock options he may exercise to this Voting Trust. All of Mr. Weitzel`s stock options have lapsed.

(2) The Trustees reported beneficial ownership of 3,324,979 Common Shares pursuant to a Voting Trust Agreement between the Company, Trustees and Mr. Weitzel. Pursuant to the Voting Trust Agreement, Mr. Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of Common Stock to the Voting Trust until the earlier of September 30, 2001 or a payment default under provisions of Mr. Weitzel's Retirement and Consulting Agreement. The Trustees reported shared voting power with respect to all of Mr. Weitzel's Shares. See "ITEM 1 BUSINESS - Common Stock".

(3) Includes Common Stock which may be acquired within 60 days of June 15, 2001 pursuant to the Company's September 1997 Long-Term Incentive Plan as follows:

         J. Jeffrey Eakin.................................................................    5,000
         Ronald P. Koegler................................................................   25,000
         Michael F. Sosh..................................................................   25,000


         Charles P. Licata................................................................   25,000
         John W. Demell...................................................................   25,000
         Scott E. Brewer..................................................................   37,554

         All directors and executive officers as a group..................................  142,554

(4) Based solely on information set forth in a Schedule 13D/A filed with the Securities and Exchange Commission on January 22, 2001. Thomas G. Berlin reports beneficial ownership of 571,900 Common Shares. The principal address listed for Thomas G. Berlin is 37500 Eagle Road, Willoughby Hills, Ohio 44094

(5) Based solely on information set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2001; Liberty Wanger Asset Management, L.P. ("WAM"), WAM Acquisition GP, Inc("WAM GP"). and Liberty Acorn Trust ("Acorn") (collectively "WAM Parties"), reported the beneficial ownership of 500,000 Common Shares. The principal business address of the WAM Parties is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. The WAM Parties reported shared voting and dispositive power with respect to all such shares of Common Stock. According to the
     Schedule 13G/A, Acorn is the only person known to be entitled to receive all dividends from, and all proceeds from the sale of, shares of Common Stock to the extent of more than 5% of the class.

(6) Based solely on information set forth in a Schedule 13D filed with the Securities and Exchange Commission on November 15, 1999. Brantley Capital Corporation reports beneficial ownership of 104,250 Common Shares. Brantley Partners IV, L.P. reports beneficial ownership of 312,750 shares of Common Stock. Each entity disclaims beneficial ownership of all shares of Common Stock owned by the other entity. The Company is unable to determine from the Schedule 13D the exact relationship between the entities. The principal address listed for Brantley Capital Corporation and Brantley Partners IV L.P. is 20600 Chagrin Blvd., Suite 1150, Cleveland, Ohio 44122.

(7) Mr. Thompson was granted 75,000 fully vested shares of Common Stock effective January 13, 2000. In addition, Mr. Thompson was granted 100,000 shares of restricted Common Stock which vests over a four year period. In fiscal 2001, Mr. Thompson transferred 50,000 shares to his adult children. Mr. Thompson holds voting rights over 125,000 shares of Common Stock and disavows beneficial ownership and voting rights over the 50,000 shares of Common Stock held by his adult children.

ITEM 13. Certain Relationships and Related Transactions

                          See "ITEM 1 BUSINESS - Common Stock" and "ITEM 11 EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation".

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2)           FINANCIAL STATEMENTS

                          See Index to Consolidated Financial Statements on page F-1.

(a) (3)                   Exhibits - See Item 14(c).

(b)                       REPORTS ON FORM 8-K   - None


(C) EXHIBIT NO.        REF:                 DESCRIPTION
    -----------        ---                  -----------

           3.1     (1)   Amended and Restated Articles of Incorporation.
           3.2     (1)   Amended and Restated Code of Regulations.
           4.1     (1)   Specimen Common Share Certificate.
          10.3     (1)   Employment Agreement between the Company and Scott E. Brewer.
          10.9     (1)   Directors' Deferred Compensation Plan.
          10.10    (1)   Long-Term Incentive Plan.
          10.11    (1)   Third Amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement, dated as of March 31, 1997, between Bank One, Cleveland, NA, and the Company.
          10.12    (2)   First Amendment to Third Amended and Restated
                         Consolidated Replacement Credit Facility and Security
                         Agreement, dated as of October 10, 1997, between Bank
                         One, Cleveland, NA and the Company.
          10.13    (2)   Amended and Restated Replacement Promissory Note executed by the Company in favor of Bank
                         One, NA, successor by merger to Bank One, Cleveland, NA.
           10.14   (3)   Second Amendment to Third Amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement, dated as of December 16, 1998, between Bank One, Cleveland, NA and the
                         Company.
          10.15    (3)   Employment Agreement between the Company and Mark D. Thompson.
          10.16    (3)   Non-Employee Director Compensation Plan.
          10.17    (4)   Fourth amendment to Third Amended and Restated Consolidated Replacement Credit Facility and
                           Security Agreement.
          10.18    (4)   Common Stock Warrant Agreement.
          10.19    (5)   Employment Agreement Between The Company and Mark D. Thompson executed in November 2000
          10.20    (5)   Retention and Severance Agreement Between The Company and Ronald P. Koegler executed in November
                         2000.
          10.21    (5)   Retention and Severance Agreement Between The Company and Michael F. Sosh executed in November
                         2000.
          10.22    (5)   Retention and Severance Agreement Between The Company and Scott E. Brewer executed in November
                         2000.
          10.23    (5)   Retention and Severance Agreement Between The Company and Charles P. Licata executed in November
                         2000.
          10.24    (5)   Retention and Severance Agreement Between The Company and John W. DeMell executed in November
                         2000.
          10.25          Fifth amendment to Third Amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement.
          10.26          Sixth amendment to Third Amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement
          10.27          Pledge Agreement - security interest in and assignment in foreign subsidiary's stock.
           21.1    (3)   Subsidiaries of International Total Services, Inc.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.
(2) Incorporated by reference from the Company's Form 10-K for fiscal 1998 filed on July 14, 1998.
(3) Incorporated by reference from the Company's Form 10-K for fiscal 1999 filed on May 4, 2000.
(4) Incorporated by reference from the Company's Form 10-K for fiscal 2000 filed on June 29, 2000. (5) Incorporated by reference from the Company's Form 10-Q for the period ended December 31, 2000 filed on February 13, 2001.


(d)  FINANCIAL STATEMENT SCHEDULES

     See Index to Consolidated Financial Statements and Schedule on Page F-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTERNATIONAL TOTAL SERVICES, INC.

June 29, 2001                                By: /s/ MARK D. THOMPSON
-------------                                    ------------------------------
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


June 29, 2001                                    /s/ MARK D. THOMPSON
-------------                                    ------------------------------
                                                 Mark D. Thompson
                                                 President and Chief Executive
                                                 Officer (Principal Executive Officer)

June 29, 2001                                    /s/ RONALD P. KOEGLER
-------------                                    ------------------------------
                                                 Ronald P. Koegler
                                                 Executive Vice President and
                                                 Controller (Principal Accounting Officer)

June 29, 2001                                    /s/ MICHAEL F. SOSH
-------------                                    ------------------------------
                                                 Michael F. Sosh
                                                 Executive Vice President, Treasurer and Chief Financial Officer
                                                 (Principal Financial Officer)

June 29, 2001                                    /s/ JOHN P. O'BRIEN
-------------                                    ------------------------------
                                                 John P. O'Brien
                                                 Director

June 29, 2001                                    /s/ H. JEFFREY SCHWARTZ
-------------                                    ------------------------------
                                                 H. Jeffrey Schwartz
                                                 Director

June 29, 2001                                    /s/ J. JEFFREY EAKIN
-------------                                    ------------------------------
                                                 J. Jeffrey Eakin
                                                 Director

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    PAGE
                                                                                                                    ----

The following consolidated financial statements of International Total Services, Inc. and Subsidiaries are included in Item 8:

    Report of Independent Public Accountants......................................................................   F-2
    Consolidated Balance Sheets as of March 31, 2001 and 2000.....................................................   F-3
    Consolidated Statements of Operations and Comprehensive Loss
        for the years ended March 31, 2001, 2000 and 1999.........................................................   F-5
    Consolidated Statements of Shareholders' Equity for the years ended March 31, 2001,
        2000 and 1999.............................................................................................   F-6
    Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000
        and 1999..................................................................................................   F-7
    Notes to Consolidated Financial Statements as of March 31, 2001, 2000 and 1999................................   F-8
    Schedule II Valuation and Qualifying Accounts.................................................................  F-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of International Total Services, Inc. and Subsidiaries, (an Ohio corporation), as of March 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Total Services, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred losses from operations in 2001, 2000, and 1999 and has negative net worth. Also, the Company generated negative cash flow from operations in 2001 and 2000. In addition, the Company is not in compliance with certain loan covenants, and the revolving credit facility expires on July 1, 2001. One alternative the Company is exploring is protection under the bankruptcy laws. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                          /s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
June 25, 2001.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                            2001                 2000
                                                                                            ----                 ----
                                                           ASSETS

CURRENT ASSETS
   Cash and cash equivalents........................................................    $            256   $         792
   Accounts receivable--net of allowance for doubtful
      accounts of $554 and $474, respectively.......................................              25,387          34,540
   Federal income tax refund receivable.............................................                  --           3,020
   Uniforms, net....................................................................                 906           1,035
   Other current assets.............................................................               1,124           2,018
                                                                                        ----------------   -------------
      Total current assets..........................................................              27,673          34,540
PROPERTY AND EQUIPMENT
   Security equipment...............................................................               3,168           3,799
   Service equipment................................................................               2,107           2,206
   Computer equipment...............................................................               3,827           3,256
   Furniture and fixtures...........................................................               1,075           1,100
   Autos ...........................................................................                 884             936
   Leasehold improvements...........................................................                  71              70
                                                                                        ----------------   -------------
                                                                                                  11,132          11,367
   Less accumulated depreciation and amortization...................................               7,380           6,470
                                                                                        ----------------   -------------
         Property and equipment, net................................................               3,752           4,897
INTANGIBLES, less accumulated amortization of
   $6,254 at March 31, 2000.........................................................                  --          31,030
SECURITY DEPOSITS AND OTHER.........................................................                 118             105
                                                                                        ----------------   -------------
         TOTAL ASSETS...............................................................    $         31,543   $      70,572
                                                                                        ================   =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2001 AND 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 2001            2000
                                                                                                 ----            ----
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of Revolving Credit Facility.....................................    $         22,951   $          --
   Trade accounts payable...........................................................               4,235           5,466
Accrued payroll and employee benefits...............................................              14,078          16,314
   Other accrued expenses...........................................................               8,149           8,556
   Income taxes payable.............................................................                 421             337
                                                                                        ----------------   -------------
      Total current liabilities.....................................................              49,834          30,673
REVOLVING CREDIT FACILITY, LESS CURRENT PORTION.....................................                  --          22,103
WARRANTS............................................................................                 300              --
SHAREHOLDERS' EQUITY
   Common shares, without par value, stated at $.01 per share -authorized 20,000 shares, issued and outstanding 6,837 shares
      at March 31, 2001 and 2000, respectively......................................                  68              68
   Additional paid-in capital.......................................................              31,276          31,263
   Accumulated other comprehensive loss.............................................                (921)           (470)
   Retained deficit.................................................................             (49,014)        (13,065)
                                                                                        ----------------   --------------
   Total shareholders' equity.......................................................             (18,591)         17,796
                                                                                        -----------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................    $         31,543   $      70,572
                                                                                        ================   =============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    2001          2000           1999
                                                                    ----          ----           ----

Net operating revenues .....................................     $ 186,198      $ 206,009      $ 222,575
Cost of revenues ...........................................       164,440        188,904        201,840
                                                                 ---------      ---------      ---------
        GROSS MARGIN .......................................        21,758         17,105         20,735
Selling, general and administrative expenses ...............        21,087         26,495         24,448
Specific bad debt provision (Note B) .......................         1,100             --             --
Amortization expense .......................................         2,577          2,833          2,334
Loss on impairment of intangibles (Note C) .................        29,003             --             --
                                                                 ---------      ---------      ---------
        OPERATING LOSS .....................................       (32,009)       (12,223)        (6,047)
Interest expense, net ......................................         2,807          1,804            995
                                                                 ---------      ---------      ---------
        LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES ................................       (34,816)       (14,027)        (7,042)
Provision (benefit) for income taxes .......................           263           (975)           571
                                                                 ---------      ---------      ---------
        LOSS FROM CONTINUING OPERATIONS ....................       (35,079)       (13,052)        (7,613)
                                                                 ---------      ---------      ---------
Discontinued operations, net of income taxes of $0, $25, and
    $223, respectively .....................................          (870)            37            318
                                                                 ---------      ---------      ---------
        NET LOSS ...........................................     $ (35,949)     $ (13,015)     $  (7,295)
                                                                 =========      =========      =========
Other comprehensive loss
   Foreign currency translation adjustment .................          (451)           (83)          (183)
                                                                 ---------      ---------      ---------
        COMPREHENSIVE LOSS .................................     $ (36,400)     $ (13,098)     $  (7,478)
                                                                 =========      =========      =========


Loss per share from continuing operations:
   Basic ...................................................     $   (5.19)     $   (1.96)     $   (1.14)
                                                                 =========      =========      =========
   Diluted .................................................     $   (5.19)     $   (1.96)     $   (1.14)
                                                                 =========      =========      =========
Income (loss) per share from discontinued operations:
   Basic ...................................................     $   (0.13)     $    0.01      $    0.04
                                                                 =========      =========      =========
   Diluted .................................................     $   (0.13)     $    0.01      $    0.04
                                                                 =========      =========      =========
Net loss per share:
   Basic ...................................................     $   (5.32)     $   (1.95)     $   (1.10)
                                                                 =========      =========      =========
   Diluted .................................................     $   (5.32)     $   (1.95)     $   (1.10)
                                                                 =========      =========      =========
Weighted average number of shares outstanding:
   Basic ...................................................         6,751          6,683          6,662
                                                                 =========      =========      =========
   Diluted .................................................         6,751          6,683          6,662
                                                                 =========      =========      =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                   ACCUMULATED
                                                        ADDITIONAL    OTHER     RETAINED        TOTAL
                                             COMMON       PAID-IN COMPREHENSIVE EARNINGS    SHAREHOLDERS'
                                             SHARES       CAPITAL     LOSS      (DEFICIT)      EQUITY
                                             ---------   ---------   --------- ----------   ---------

BALANCE AT MARCH 31, 1998............        $      67   $  31,211   $   (204) $    7,245   $  38,319
                                             ---------   ---------   --------- ----------   ---------
   Foreign currency translation adjustment          --          --       (183)         --        (183)
   Net loss .........................               --          --         --      (7,295)     (7,295)
                                             ---------   ---------   --------  -----------  ----------
BALANCE AT MARCH 31, 1999............               67      31,211       (387)        (50)     30,841
   Foreign currency translation adjustment          --          --        (83)         --         (83)
   Stock Compensation................                1          52         --          --          53
   Net loss..........................               --          --         --     (13,015)    (13,015)
                                             ---------   ---------   --------  ----------   ---------
BALANCE AT MARCH 31, 2000............               68      31,263       (470)    (13,065)     17,796
   Foreign currency translation adjustment          --          --       (451)         --        (451)
   Stock Compensation................               --          13         --          --          13
   Net loss..........................               --          --         --     (35,949)    (35,949)
                                             ---------   ---------   --------  -----------  ----------
BALANCE AT MARCH 31, 2001............        $      68   $  31,276   $   (921) $  (49,014)  $ (18,591)
                                             =========   =========   ========= ===========  ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                              2001              2000             1999
                                                                              ----              ----             ----


OPERATING ACTIVITIES:
   Net loss...........................................................     $    (35,949)   $   (13,015)   $      (7,295)
   Adjustments to reconcile net loss to
      net cash (used in)/provided by operating activities:
      Depreciation....................................................            1,445          1,543            1,240
      Amortization....................................................            2,577          2,833            2,334
      Loss on impairment of intangibles...............................           29,003             --               --
      Loss on disposal of assets......................................              523            876             (104)
      Deferred income taxes...........................................               --          2,392             (837)
      Changes in working capital:
         Accounts receivable..........................................            2,288         (3,226)          (3,043)
         Other assets.................................................            4,030         (1,914)             307
         Trade accounts payable.......................................           (1,231)         3,741              645
         Accrued expenses and other liabilities.......................           (2,696)        (1,257)           8,513
                                                                          --------------   ------------   -------------
           Net cash (used in)/provided by operating activities........              (10)        (8,027)           1,760
INVESTING ACTIVITIES:
   Additions to property and equipment................................             (941)          (826)          (2,373)
   Proceeds received from sale of assets..............................               18          3,592              446
   Property and equipment of acquired businesses......................               --           (302)            (187)
   Working capital acquired, net of cash..............................               --         (1,471)              --
   Intangibles from acquisitions of businesses........................               --         (4,008)          (9,510)
                                                                          -------------    ------------   --------------
           Net cash used in investing activities......................             (923)        (3,015)         (11,624)
FINANCING ACTIVITIES:
   Net borrowings on revolving credit facility........................              848         11,245            7,177
                                                                          -------------    -----------    -------------
           Net cash provided by financing activities..................              848         11,245            7,177
Effect of exchange rates on cash......................................             (451)           (83)            (183)
                                                                          --------------   -----------    -------------
           Net (decrease) increase in cash and cash
             equivalents..............................................             (536)           120           (2,870)
Cash and cash equivalents at beginning of year........................              792            672            3,542
                                                                          -------------    -----------    -------------
Cash and cash equivalents at end of year..............................     $        256    $       792    $         672
                                                                           ============    ===========    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest........................................................     $      2,501    $     1,677    $         771
                                                                           ============    ===========    =============
      Income taxes....................................................     $        130    $       412    $       1,412
                                                                           ============    ===========    =============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001, 2000 AND 1999

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

         International Total Services, Inc. and Subsidiaries (the "Company"), an Ohio corporation, is a significant domestic provider of aviation contract support services and is also a provider of commercial security staffing services. The Company provides services to customers in more than 150 cities in the United States and the United Kingdom. Aviation services offered by the Company include pre-departure screening, skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas and museums.

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

         Revenue Recognition

         Revenues are recognized at the time aviation and commercial security services are provided. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101.

         During fiscal 2000, as a result of an acquisition, revenues generated from the sales of security products were recognized on the percentage of completion basis. This was the policy of the newly acquired company which was involved in numerous long term installation contracts. The percentage-of-completion method was based on estimates by the project manager. Prior to that time, revenues generated from sales of security products were recognized when the products had been delivered and installed. In the third quarter of fiscal 2001, the Company discontinued its distribution and installation of security products, see Note M.

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

         Translation of Foreign Currencies

         All balance sheet accounts of foreign operations are translated into U.S. dollars at the fiscal year-end rate of exchange, and statement of operations items are translated at the weighted average exchange rate for the fiscal year. The resulting translation adjustments are reflected in accumulated comprehensive loss and displayed as a separate component of shareholders' equity.

         Financial Instruments

         The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Other financial instruments consisting of trade and other receivables, and long-term debt, are considered to have a fair value which approximates their carrying value at March 31, 2001 and 2000, due to the short term duration of receivables and the fact that the debt instruments have variable rate interest features and a relatively short-term duration.

         Uniforms

         Uniforms consist of both those on hand that have not been issued to employees and those in service. Uniforms in service are recorded at cost and amortized over an expected useful life. Effective April 1, 2000, the Company revised the estimated useful life of uniforms in service from 18 months to 15 months. The change was based on an analysis of the current usage and life of uniforms after placed in service. The estimated impact of this change on the net loss for the twelve months of fiscal 2001 is not significant.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally five or seven years, using the straight-line method.

         Intangibles

         Intangibles consisted primarily of goodwill, representing the excess purchase price paid over the fair value of net assets acquired from the acquisitions of various aviation service and commercial security businesses, primarily through the assumption of service contracts. Intangibles also included the fair value of those service contracts acquired in the acquisitions.

         Goodwill was being amortized on a straight-line basis over the expected life of the contracts, including anticipated renewals (generally 20 years), based on the Company's historical retention rate, giving consideration to additional business obtained or obtainable as a result of entering new markets through the acquisition of existing contracts. The service contracts were being amortized on a straight-line basis over their remaining lives, up to a maximum of five years. Accumulated amortization of intangibles was $6.3 million at March 31, 2000. See Note C for a discussion of intangible impairment charges recorded in 2001.

         During fiscal 1999, the Company recorded a $472,000 write-down of contracts and goodwill at two of its foreign locations. See Note E for a discussion of the foreign operations.

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

         Reclassifications

         Certain reclassifications have been made to the prior periods' consolidated financial statements and the accompanying notes due to the Company discontinuing its Security Products Distribution operations as discussed in Note M.

         Recent Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for in either income or comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Company adopted this Statement on April 1, 2001, and it did not have a material effect on its financial statements.

NOTE B - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for fiscal 2001, fiscal 2000, and fiscal 1999, and has negative net worth. In addition, operations generated negative cash flow for fiscal 2001 and 2000, the Company is not in compliance with certain loan covenants as of June 15, 2001, and the revolving credit facility expires on July 1, 2001. Further, in the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company had a receivable balance from this customer of approximately $1.1 million which was written-off as uncollectible due to the customer's bankruptcy filing. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         If the Company is able to continue as a going concern, the Company's strategy is to use its established business base as a platform for expanding services and currently will not pursue any further acquisitions due to the unavailability of funds. It is management's intention to seek higher overall margins by concentrating its marketing efforts on higher margin opportunities, to formulate and implement business process improvement initiatives, evaluate past acquisitions, improve customer services and reduce and/or control costs with the goal of improving operating cash flow and profits. There can be no assurance that capital will be obtained from any sources or that this plan will be successful.

         The Company's continuation as a going concern will ultimately depend on its ability to (i) achieve profitable operations which generate sufficient positive cash flows and (ii) obtain new debt or equity financing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is exploring all alternatives including without limitation possible protection under the bankruptcy laws. Unless the Company is able to negotiate an extension of the Company's credit facility and/or increase funds available thereunder on terms satisfactory to the Company, and in the absence of other sources of funds to repay the outstanding obligations under the credit facility, the Company's banks could declare that all borrowings are immediately due and payable and could proceed with all available remedies.

NOTE C - IMPAIRMENT

         Management of the Company regularly evaluates the recoverability of its goodwill and long-lived assets (including identifiable intangibles) under Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of." Several events and changes in circumstances have occurred that indicate the Company's identifiable intangibles, goodwill and other long-lived assets should be assessed for impairment. These events include the current operating losses of the Company combined with those for the last two fiscal years, negative cash flow from operations in 2001 and 2000, a decrease in the market value of the identifiable intangible assets, the significant loss of acquired contracts during the last two fiscal years, and changes in the business climate that have made the business less attractive to third party service providers. More specifically in the fourth quarter of fiscal 2001, the Company was unable to consummate a transaction with a third party that would have provided additional financing.

         To assess impairment of identifiable intangibles, goodwill, and other long-lived assets, management has projected undiscounted future cash flows to determine whether the carrying amount of the assets can be recovered over their remaining life and determined that the projected cash outflows exceeded the projected cash inflows. Based on the assessments made, management believes that in the fourth quarter of fiscal 2001 there has been a significant impairment of the Company's intangibles. The Company has determined that the intangibles are completely impaired and recorded a loss on impairment of intangibles of $29.0 million.


NOTE D - ACQUISITIONS

         In April 1999, the Company acquired the commercial security contracts and goodwill of American Investigative and Security Services, Inc. ("AISS") headquartered in Houston, Texas for approximately $1.5 million in cash. The acquired contracts cover commercial staffing services throughout Texas. The transaction was accounted for as a purchase. The purchase price allocation resulted in goodwill of approximately $1.5 million which is being amortized to operations on a straight-line basis over 20 years. In May 2001, the Company entered into a compromise and settlement agreement and release with AISS whereby the Company will pay AISS a total of $450,000. The Company has recorded this liability at March 31, 2001 and has expensed this amount with the loss on impairment of intangible assets, see Note H.

         During fiscal 1999, the Company acquired aviation services and commercial staffing contracts and related property and equipment from six companies for an aggregate purchase price of approximately $9.7 million. The acquisitions have been accounted for under the purchase method of accounting with the purchase price allocated to the contracts based upon their estimated fair market values. The purchase price allocation for the 1999 acquisitions resulted in goodwill of approximately $7.4 million, which is being amortized to operations on a straight-line basis over 20 years. The operating results related to the acquired contracts have been included in the Company's results of operations from the respective dates of acquisition.

The following unaudited pro forma results of operations give effect to the above acquisitions as if the acquisitions had occurred at April 1, 1998:

                                                        YEAR ENDED MARCH 31
                                                               1999
                                                               ----
Net operating revenues............................          $ 226,752
Net income (loss).................................          $  (7,196)
Net income (loss) per share:
   Basic .........................................          $   (1.08)
   Diluted........................................          $   (1.08)

         The pro forma results of operations have been prepared for comparative purposes only and do not purport to present actual operating results had the acquisitions been made at the beginning of fiscal 1999, or of results which may occur in the future.

         In June 1999, the Company acquired the outstanding stock of Metroplex Control Systems, Inc. ("Metroplex") headquartered in Dallas, Texas for approximately $5.0 million in cash. The purchase price allocation resulted in goodwill of approximately $2.5 million which was written-off in fiscal 2000 due to the subsequent disposition of the business. In March 2000, the Company completed the disposition of Metroplex in conjunction with the Company's strategy to focus on its core businesses, see Note M.

NOTE E - FOREIGN OPERATIONS

         During the third quarter of fiscal 2000, management decided to abandon all operating activities, consisting of aviation services, in the Philippines and fully reserved all the receivables associated with its Philippine operations. Based on management's analysis of the realizabilty of the Philippine operation's receivables, the Company recorded an additional allowance for doubtful accounts of approximately $130,000 and $247,000 at March 31, 2000 and 1999, respectively.

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

         Also during fiscal 1999, the Company decided to cease all of its operating activities, consisting of aviation services, in Germany based on unfavorable past performance and the insolvency of its largest customer. A charge of $457,000 to operations was incurred in fiscal 1999 to recognize the write-off of the related net assets, exclusive of intangibles. These assets primarily consisted of accounts receivable and other assets. For fiscal 1999, prior to the charges discussed above, the German affiliate recorded a loss from operations of approximately $353,000.

         Also as a result of the customer's insolvency mentioned above in fiscal 1999, the Company wrote off its $409,000 investment in the United Kingdom joint venture with this customer.

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

NOTE F - FINANCING ARRANGEMENTS

         In April 2000, management secured, from the Company's banks, certain amendments to the Company's existing $25.0 million credit facility secured by substantially all accounts receivable, equipment, and other assets. Among the amendments were an extension of the term to April 1, 2001 with a reduction of the interest rate to be charged on borrowings to prime plus 0.75%, if the loan was repaid by December 31, 2000. The amendments also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings equals prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.50%. The amendments also included an increase to the percentage advance rate of eligible receivables as well as more relaxed financial covenants. The financial covenants included certain net worth covenants and a minimum debt coverage ratio and standard financial reporting requirements. The Company had approximately $23.0 million and $22.1 million outstanding under the facility at March 31, 2001 and 2000, respectively with weighted average interest rates of 10.5% and 8.6%, respectively.


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

         In fiscal 2001, the Company recorded a warrant liability amounting to $300,000 related to the put option associated with warrants granted to the banks. Interest expense was charged for the accretion of the put option feature from the grant date to the end of fiscal 2001.

         In February of 2001, management secured from the Company's banks an amendment to the existing credit facility. The amendment provides for an over advance of up to $3.0 million. The over advance is in excess of the loan amount available based on eligible collateral as defined in the loan agreement. The over advance was necessary primarily due to the bankruptcy of one of the Company's significant customers. The interest rate to be charged on the amount of any over advance outstanding equals prime plus 3.5%. As of June 15, 2001 the over advance was $2.4 million.

         In April 2001, the Company's banks agreed to amend the existing credit facility to extend the term to July 1, 2001. As of June 15, 2001, the Company was not in compliance with certain covenants and the outstanding obligation under this facility was $25.0 million.

         The Company has requested a 30 day extension of the credit facility.

         Guarantee of Debt

         On July 7, 1999, the Company entered into a First Demand Guarantee with a German bank to guarantee overdrafts of the German operations up to 500,000 Deutsche Marks (approximately $270,000 at that date). In February 2000, the Company received notice for a claim amounting to approximately $122,000 related to this guarantee.

NOTE G - LEASE OBLIGATIONS

         The Company leases certain equipment and facilities under operating leases that expire at various dates. The future minimum lease commitments under these operating leases are as follows:

         YEARS ENDED MARCH 31,
         ---------------------

         2002............................................   $  1,625
         2003............................................        863
         2004............................................        466
         2005............................................        118
         2006............................................          1
         Thereafter......................................         --
                                                            --------
         Total Future Minimum Lease Commitments..........   $  3,073
                                                            ========

         Rent expense incurred under operating leases was $2.9 million, $3.8 million and $3.3 million for the years ended March 31, 2001, 2000 and 1999, respectively.

NOTE H - LITIGATION

         The Company is subject to on-going legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters cannot be reasonably estimated at this time, these actions, when ultimately settled or adjudicated, will not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. The Company has accrued for matters where management has determined that it is probable a liability for which a loss or range of loss can be reasonably estimated, has been incurred. The Company does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the Company's business, assets, financial condition or results of operations, however, in the event any of the foregoing litigation results in an award of money damages against the Company, given the Company's liquidity situation, any award could adversely affect the financial condition of the Company.

         In 1999, American Investigative & Security Services, Inc ("AISS") filed suit against the Company in the District Court of Harris County ,Texas 281st Judicial District, in a case captioned American Investigative & Security Services, Inc. v. International Total Services Inc., Case No. 1999-55576. In that case, AISS alleged that the Company was obligated to pay AISS for certain commercial security contracts that AISS had obtained for the Company under an addendum to a purchase agreement between AISS and the Company for the acquisition of commercial security services contracts from AISS. In May 2001, the Company entered into a compromise and settlement agreement and release with AISS. The settlement provides for the Company to pay AISS a total of $450,000, without interest, in 17 monthly installments commencing in May 2001. The Company has recorded this liability at March 31, 2001 and has expensed this amount with the loss on impairment of intangible assets.

NOTE I - SELF INSURANCE RESERVES

         The Company carries insurance for workers' compensation and general liability matters. The Company selfinsures all employees except for those in states that require coverage under the state's workers' compensation funds. The self insurance coverages have deductibles of $250,000 per occurrence.

         The Company has an accrued liability for unpaid workers' compensation claims and claims incurred but not reported and premiums due of approximately $1.1 million and $2.5 million at March 31, 2001 and 2000, respectively which is included in accrued payroll and employee benefits in the accompanying consolidated balance sheets. The Company has an accrued liability for litigation matters that have arisen in the normal operation of the Company of approximately $1.0 million and $1.4 million, respectively at March 31, 2001 and 2000, which is included in other accrued expenses.

NOTE J - OTHER ACCRUED EXPENSES

         Other accrued expenses includes the following at March 31:

                                                                           2001        2000
                                                                           ----        ----

Legal and professional (including litigation reserves)...............   $   1,523    $   1,638
FAA fines and aircraft damages.......................................       1,851        1,760
Other accrued accounts, individually below $1.5 million .............       4,775        5,158
                                                                        ---------    ---------
        Total other accrued expenses.................................   $   8,149    $   8,556
                                                                        =========    =========

NOTE K - INCOME TAXES

         The components of loss before income taxes and provision/(benefit) for income taxes from both continued and discontinued operations consist of the following:

                                                                                        YEARS ENDED MARCH 31,
                                                                                        ---------------------
                                                                                 2001           2000              1999
                                                                                 ----           ----              ----

LOSS BEFORE INCOME TAXES
   Domestic............................................................    $     (34,541)   $    (14,359)     $   (4,718)
   Foreign.............................................................           (1,145)            394          (1,783)
                                                                           --------------   ------------      -----------
         Total.........................................................    $     (35,686)   $    (13,965)     $   (6,501)
                                                                           =============    ============      ===========
PROVISION FOR INCOME TAXES
CURRENT TAX (BENEFIT)/EXPENSE:
   Federal.............................................................    $      (3,058)   $     (3,437)     $    1,270
   State ..............................................................              133             100             145
   Foreign.............................................................              130             (24)            215
                                                                           -------------    -------------     ----------
   Total current.......................................................           (2,795)         (3,361)          1,630

DEFERRED TAX BENEFIT:
   Federal.............................................................           (8,535)           (228)         (2,187)
   State ..............................................................           (2,045)           (200)           (366)
                                                                           --------------   ------------      -----------
      Total deferred...................................................          (10,580)           (428)         (2,553)
                                                                           --------------   ------------      ----------
      Total provision before valuation allowance
         on net deferred tax assets....................................          (13,375)         (3,789)           (923)
      Valuation allowance on net deferred tax assets...................           13,638           2,839           1,717
                                                                           -------------    ------------      ----------
Total (benefit)/provision for income taxes.............................    $         263    $       (950)     $      794
                                                                           =============    =============     ==========

         As a result of the taxable loss incurred in the year ended March 31, 2000, the Company was able to carry back a significant portion of these losses to prior years to obtain a refund of taxes paid. The Company recorded a receivable of $3.0 million as of March 31, 2000 related to the carry back of these losses which was received in May 2000.

         A reconciliation of the provision for income taxes computed at the United States federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                   YEARS ENDED MARCH 31,
                                                                                   ---------------------
                                                                              2001          2000         1999
                                                                              ----          ----         ----

Tax at U.S. federal income tax rate (34%) ...............................   $(12,133)    $ (4,748)     $(2,210)
Valuation allowance .....................................................     13,638        2,839        1,717
State income taxes--net of U.S. federal tax benefit .....................     (1,958)        (134)         195
Difference between foreign and U.S. federal tax rates ...................        519         (158)         101
Nondeductible items .....................................................        197          427          718
Other--net ..............................................................         --          824          273
                                                                            --------     --------     --------
                                                                            $    263     $   (950)     $   794
                                                                            ========     ========      =======
Effective tax rates .....................................................       (0.7%)        6.8%       (12.2%)
                                                                            ========     ========      =======

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

         Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of deferred tax assets and liabilities relate to the following at March 31:

                                                                                                2001            2000
                                                                                                ----            ----
DEFERRED TAX ASSETS:

   Accrued workers' compensation........................................................   $          418    $     1,149
   Accrued legal expenses...............................................................              372            562
   Deferred compensation................................................................               14             81
   Amortization of intangibles..........................................................              193            211
   Impairment of goodwill...............................................................           11,602             --
   Allowance for doubtful accounts......................................................              247            382
   State income taxes...................................................................              112             86
   Net operating loss carryforward......................................................            3,847            249
   Other accruals not currently deductible..............................................            1,205          1,537
   Other ...............................................................................              754            939
                                                                                           --------------    -----------
   Total Deferred Tax Asset.............................................................           18,764          5,196
                                                                                           --------------    -----------
DEFERRED TAX LIABILITIES:
   Depreciation.........................................................................              569            627
   Other ...............................................................................               --             13
                                                                                           --------------    -----------
   Total Deferred Tax Liabilities.......................................................              569            640
                                                                                           --------------    -----------
   Net Deferred Tax Asset before Valuation Allowance....................................           18,195          4,556
      Less: Valuation Allowance ........................................................          (18,195)        (4,556)
                                                                                           --------------    -----------
      Net Deferred Income Taxes.........................................................   $           --    $        --
                                                                                           ==============    ===========

         The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based upon a review of earnings history, taxes paid, and projected tax losses for fiscal 2001, the Company maintains a valuation allowance of $18.2 million and $4.6 million in fiscal 2001 and 2000, respectively. The valuation allowance was provided primarily against the net deferred tax assets relating to significant accruals for which utilization is uncertain, since the Company is unable to determine, at this time, that the generation of future taxable income can be predicted to be more likely than not. The provision for the valuation allowance was $13.6 million and $2.8 million for the years ended March 31, 2001 and 2000, respectively. At March 31, 2001, the Company has an estimated net operating loss carryforward for tax purposes of approximately $9.6 million which expires if not utilized prior to fiscal 2008.

NOTE L - COMMON STOCK AND RELATED PARTY TRANSACTIONS

         The Company has authorized Common Stock at March 31, 2001 of 20,000,000 shares. The Common Stock has one vote per share.

         Delisting of Common Shares

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of its Company's Common Stock (the Common Stock) on that market would be halted pending the receipt and review of additional information in accordance with its Marketplace Rules. The primary cause for the halt was the Company's failure to timely file the Company's Form 10-K for the fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 price quotes for the Company's Common Stock began appearing in the Electronic Quotation System of the National Quotation Bureau LLC. Although the Company is now current for all Securities and Exchange Commission filings, the Company does not meet the requirements necessary for relisting on the Nasdaq Stock Market.

         Change in Control

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to: pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000; provide certain other standard employment benefits through September 30, 2001; and pay Weitzel an aggregate of $500,000 under a 20-month consulting agreement which began February 1, 2000. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constituted the entire Board of Directors of the Company as of the date of the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

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

         Pursuant to the Stock Restriction Agreement, other than transfers to his spouse, children, or grandchildren, or entities of which those people are the beneficiaries or hold controlling interests, Weitzel is not permitted to transfer shares of the Company's Common Stock, or voting trust certificates, without first offering those shares on identical terms to the Company, after which the Company has a specified period of time during which it could exercise its option to purchase those shares

         Recent Events

         On February 7, 2001 the Company signed a Letter of Intent with Brantley Partners IV, L.P. and Brantley Capital Corporation (collectively "Brantley") whereby Brantley would invest $10 million to acquire a controlling equity interest in the Company. On March 16, 2001, Brantley terminated negotiations under the Letter of Intent.

NOTE M - DISCONTINUED OPERATIONS

         At the end of fiscal 2000, the Company began evaluating the possibility of exiting the Security Products Distribution segment to focus on its core businesses of Aviation Staffing Services and Commercial Security Staffing Services. In March 2000, in conjunction with this strategy, the Company completed the disposition of a subsidiary, which had been acquired in the first quarter of fiscal 2000. The revenue of this subsidiary represented a major portion of the Security Products Distribution segment. The Company reported a $0.8 million loss on the sale of this subsidiary in the fourth quarter of fiscal 2000. The Company's strategy also included a decision to outsource the balance of this function, which resulted in an agreement to act as a sales representative for an independent third party security product distributor and installer. The estimated commission revenue related to this agreement is not anticipated to be material.

         In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution segment operations. The Company completed the remaining open projects and abandoned or liquidated the remaining assets for nominal proceeds. The Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000.

         The summarized results of discontinued operations and related effect per common share are as follows:

                                                         YEAR ENDED MARCH 31,
                                                      2001       2000       1999
                                                  ---------------------------------

Net operating revenues ..........................   $ 2,116    $ 8,631    $ 4,297
Cost of revenues ................................     2,198      6,467      3,384
                                                    -------    -------    -------
                GROSS MARGIN ....................       (82)     2,164        913
Selling, general and administrative expenses ....        55      1,316        373
                                                    -------    -------    -------
                OPERATING INCOME/(LOSS) .........      (137)       848        540
Interest income-net .............................        --         13          1
Loss on disposal of assets-net ..................      (733)      (799)        --
                                                    -------    -------    -------
                INCOME/(LOSS) BEFORE INCOME TAXES      (870)        62        541
Provision for income taxes ......................        --         25        223
                                                    -------    -------    -------
                NET INCOME/(LOSS) ...............   $  (870)   $    37    $   318
                                                    =======    =======    =======
Net income/(loss) per share:
   Basic ........................................   $ (0.13)   $  0.01    $  0.04
                                                    =======    =======    =======
   Diluted ......................................   $ (0.13)   $  0.01    $  0.04
                                                    =======    =======    =======


At March 31, 2001, the Company's Consolidated Balance Sheet contained liabilities of approximately $0.2 million and no material assets for the Security Products Distribution segment. At March 31, 2000, the Company's Consolidated Balance Sheet contained liabilities of approximately $0.5 million and assets of approximately $1.5 million for the Security Products Distribution segment.

NOTE N - NET LOSS PER SHARE

         Net loss per share--basic is based on the weighted average number of shares outstanding during each period.

         Net loss per share--diluted gives effect to the net additional shares that would have been issued had all dilutive stock options been exercised. The Company had no other potentially dilutive common share obligations outstanding.

         For purposes of calculating the basic and diluted net loss per share, no adjustments have been made to reported amounts of net loss. The share amounts used for the years ended March 31 are as follows: (in thousands)

                                                                                   2001         2000             1999
                                                                                   ----         ----             ----

Basic common shares (weighted average)......................................        6,751          6,683          6,662
Dilutive stock options......................................................            -              -             --
                                                                                ---------     ----------      ---------
Diluted common shares.......................................................        6.751          6,683          6,662
                                                                                =========     ==========      =========

There were no dilutive stock options outstanding at March 31, 2001, 2000, and 1999.

NOTE O - LONG-TERM INCENTIVE PLAN

         In September 1997, the Company adopted the Long-Term Incentive Plan (the "Plan") for its officers and directors. The Company accounts for the Plan under APB Opinion No. 25 and related interpretations. The Plan allows the Company to grant options to officers and directors for up to 500,000 common shares. Options currently outstanding become exercisable one to five years from the grant date and expire 10 years after the grant date. The options are exercisable at the market price of the Company's common shares on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share for the years ended March 31, 2001, 2000, and 1999 would have been reduced (increased) to the proforma amounts indicated below.

                                                YEARS ENDED MARCH 31,
                                                ---------------------
                                        2001             2000           1999
                                        ----             ----           ----
NET LOSS
      As reported ............      $  (35,949)      $  (13,015)     $  (7,295)
      Proforma ...............      $  (35,849)      $  (12,840)     $  (7,636)
NET LOSS PER SHARE--BASIC
      As reported ............      $    (5.32)      $    (1.95)     $   (1.10)
      Proforma ...............      $    (5.31)      $    (1.92)     $   (1.15)

NET LOSS PER SHARE--DILUTED
      As  reported ...........      $    (5.32)      $    (1.95)     $   (1.10)
      Proforma ...............      $    (5.31)      $    (1.92)     $   (1.15)

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

         A summary of the status of the Company's plan as of and for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                               2001               2000               1999
                                               ----               ----               ----

                                                     Weighted            Weighted            Weighted
                                                       Ave.                Ave.                 Ave.
                                                     Exercise            Exercise            Exercise
                                                      Price               Price                Price
                                            Shares  per share  Shares   Per share   Shares   per share
                                            ------  ---------  ------   ---------   ------   ---------

Options outstanding at beginning of year     289     $ 3.88      247     $  9.17      265     $11.25
                                             ---     ------      ---     -------      ---     ------
Granted ................................      25       1.41      200        0.78       97       5.95
Forfeited...............................      (7)     11.25     (158)       7.95     (115)     11.25
                                             ---     ------      ---     -------      ---     ------
Options outstanding at end of year .....     307     $ 3.52      289     $  3.88      247     $ 9.17
                                             ===     ======      ===     =======      ===     ======
Options exercisable at end of year .....     285                 238                   38
                                             ===             =======               ======

Weighted average fair value of options
     Granted during the year ...........    $0.64              $0.44               $13.78
                                             ===             =======               ======

Weighted average remaining contractual
     Life (Years) ......................    8.39                9.30                 8.78
                                             ===             =======               ======

         There were no options exercised during fiscal 2001, 2000 or 1999. The exercise prices of outstanding options on March 31, 2001 range from $0.625 to $11.25.

         The outstanding options expire at various dates through the year 2010. As of March 31, 2001 the following stock options were outstanding, 25,000 stock options with an exercise price of $1.41 per share, 100,000 stock options with an exercise price of $0.625 per share, 100,000 stock options with an exercise price of $0.9375, approximately 77,000 stock options with an exercise price of $11.25 per share and 5,000 stock options with an exercise price of $5.00 per share. As of March 31, 2001 there were approximately 285,000 options exercisable at a weighted average exercise price of $2.93 per share.

         In Fiscal 2000, the Company granted 75,000 fully vested shares of Common Stock and 100,000 shares of restricted shares of Common Stock which vest over a four year period or upon the achievement of specified share prices over 10-day trading periods. The shares were granted in connection with an employment contract for an executive officer of the Company. In fiscal 2000, the Company recorded compensation expense of approximately $53,000 related to the fully vested share award and 10,000 shares of the 100,000 restricted share award which vested in fiscal 2000. In fiscal 2001, the Company recorded compensation expense of approximately $13,000 related to the fully vested share award and 20,200 shares of the 100,000 restricted share award which vested in fiscal 2000. The expense in fiscal 2001 and 2000 was recorded based on the per share value at the grant date of $0.625.

NOTE P - DEFINED CONTRIBUTION PLANS

         The Company and its subsidiaries have a defined contribution (401k) plan for substantially all employees. Employees may contribute up to 15% of their pay. Currently, the Company contributes, in cash, amounts equal to 5% of the employee's contributions, up to the first 8% of the employee's pay. The employee vests in the Company match over a five year period on a pro rata basis. The amount expensed for the Company's matching contribution to the plan in fiscal 2001, 2000, and 1999 was $34,000, $34,000, and $95,000, respectively.

NOTE Q - REPORTABLE SEGMENTS

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


                                                   SEGMENT DISCLOSURE DATA
                                                                                            COMMERCIAL
                                                                            AVIATION         SECURITY
                                                                            STAFFING         STAFFING
FOR THE YEAR ENDED MARCH 31, 2001                                           SERVICES         SERVICES           TOTALS
----------------------------------                                          --------         --------           ------
Net operating revenues ..............................................    $   146,073      $    40,125       $   186,198
Cost of revenues.....................................................    $   132,091      $    32,349       $   164,440
Gross margin ........................................................    $    13,982      $     7,776       $    21,758
Net loss.............................................................    $  (18,054)      $   (17,025)      $  (35,079)

FOR THE YEAR ENDED MARCH 31, 2000
---------------------------------
Net operating revenues ..............................................    $   158,603      $    47,406       $   206,009
Cost of revenues.....................................................    $   149,636      $    39,268       $   188,904
Gross margin ........................................................    $     8,967      $     8,138       $    17,105
Net loss.............................................................    $  (10,143)      $    (2,909)      $  (13,052)

FOR THE YEAR ENDED MARCH 31, 1999
---------------------------------
Net operating revenues...............................................    $   171,726      $    50,849       $   222,575
Cost of revenues.....................................................    $   158,558      $    43,282       $   201,840
Gross margin ........................................................    $    13,168      $     7,567       $    20,735
Net loss.............................................................    $   (6,100)      $    (1,513)      $   (7,613)




DISCLOSURE ABOUT MAJOR CUSTOMERS

         Revenues from the Company's largest customer were approximately 15.0%, 23.8% and 27.4% of net operating revenues for the years ended March 31, 2001, 2000, and 1999, respectively. Accounts receivable from this customer were 13.0% and 19.9% of net accounts receivable at March 31, 2001 and 2000, respectively.

         Services provided to another major customer represented approximately 11.7%, 12.7% and 12.0% of net operating revenues for the years ended March 31, 2001, 2000 and 1999 respectively. Accounts receivable from this customer were 4.8% and 1.1% of net accounts receivable at March 31, 2001 and 2000, respectively.

         Furthermore, five airline customers, including the two noted above, accounted for approximately 41.2%, 48.4% and 50.1% of net operating revenues for the years ended March 31, 2001, 2000 and 1999, respectively, and accounted for 37.2% and 34.5% of net accounts receivable at March 31, 2001 and 2000, respectively. In the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company had a receivable from this customer of approximately $1.1 million which was written-off as uncollectible due to the bankruptcy filing.

NOTE R - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 2001 and 2000.

         FISCAL 2001                                         JUNE 30         SEPTEMBER 30     DECEMBER 31        MARCH 31
                                                             -------         ------------     -----------        --------

Net operating revenues...............................   $       49,791     $     47,499    $      45,003   $      43,905
Cost of revenues.....................................           44,332           42,685           38,928          38,495
Gross margin.........................................            5,459            4,814            6,075           5,410
Net loss from continuing operations..................           (1,345)          (1,390)          (1,718)        (30,626)
Discontinued operations..............................              (74)             162             (957)             (1)
Net loss.............................................           (1,419)          (1,228)          (2,675)        (30,627)
Net loss per share from continuing operations:
   Basic.............................................   $        (0.20)    $      (0.21)   $       (0.25)   $      (4.53)
   Diluted...........................................            (0.20)           (0.21)           (0.25)          (4.53)
Net income/(loss) per share from discontinued operations:
   Basic.............................................   $        (0.01)    $       0.02    $       (0.14)   $      (0.00)
   Diluted...........................................            (0.01)            0.02            (0.14)          (0.00)
Net loss per share:
   Basic.............................................   $        (0.21)    $      (0.19)   $       (0.39)   $      (4.53)
   Diluted...........................................            (0.21)           (0.19)           (0.39)          (4.53)


         FISCAL 2000                                         JUNE 30         SEPTEMBER 30     DECEMBER 31        MARCH 31
                                                             -------         ------------     -----------        --------

Net operating revenues...............................   $       54,348     $     53,177    $      49,926    $     48,558
Cost of revenues.....................................           49,262           47,639           45,253          46,750
Gross margin.........................................            5,086            5,538            4,673           1,808
Net loss from continuing operations..................           (1,642)          (1,428)          (4,167)         (5,815)
Discontinued operations..............................                8              200              270            (441)
Net loss.............................................           (1,634)          (1,228)          (3,897)         (6,256)
Net loss per share from continuing operations:
   Basic.............................................   $        (0.25)    $      (0.21)   $       (0.63)   $      (0.87)
   Diluted...........................................            (0.25)           (0.21)           (0.63)          (0.87)
Net income/(loss) per share from discontinued operations:
   Basic.............................................   $         0.00     $       0.03    $        0.05    $      (0.07)
   Diluted...........................................             0.00             0.03             0.05           (0.07)
Net loss per share:
   Basic.............................................   $        (0.25)    $      (0.18)   $       (0.58)   $      (0.94)
   Diluted...........................................            (0.25)           (0.18)           (0.58)          (0.94)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

            COLUMN A                                   COLUMN B      COLUMN C                  COLUMN D         COLUMN E
            --------                                   --------      --------                  --------         --------

                                                      BALANCE AT     ADDITIONS                                 BALANCE AT
                                                       BEGINNING    CHARGED TO                                   END OF
           DESCRIPTION                                 OF PERIOD     EXPENSES         OTHER   DEDUCTIONS         PERIOD
           -----------                                 ---------     --------         -----   ----------         ------

Year Ended March 31, 2001
-------------------------
Self Insurance Reserve........................          $3,835        $5,130                  $6,840(a)          $2,125
Reserve for FAA Fines and Aircraft Damage.....           1,760           978            -        887(b)           1,851
Allowance for Doubtful Accounts...............             474         2,170            -      2,090(c)             554

Year Ended March 31, 2000
-------------------------
Self Insurance Reserve........................          $5,335        $6,490            -     $7,990(a)          $3,835
Reserve for FAA Fines and Aircraft Damage.....           1,329         1,426            -        995(b)           1,760
Allowance for Doubtful Accounts...............             513           989            -      1,028(c)             474

Year Ended March 31, 1999
-------------------------
Self Insurance Reserve........................          $2,996        $5,402            -     $3,063(a)          $5,335
Reserve for FAA Fines and Aircraft Damage.....             512         1,821            -      1,004(b)           1,329
Allowance for Doubtful Accounts...............             100         1,248            -        835(c)             513


(a)  Cash payments of insurance premiums and claims, net of prepayments of $474.
(b)  Cash payments made for fines and reduction of claims.
(c)  Trade receivables written off.