Form 10-Q
period 2001-06-30
INTERNATIONAL TOTAL SERVICES INC
filed 2001-08-14
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________TO __________

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

                            Yes  [X]    No   [_]


As of August 10, 2001, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                             PAGE NO.
                                                                                             --------
PART I  FINANCIAL INFORMATION

ITEM 1      Financial Statements

                 Consolidated Balance Sheets
                      as of June 30, 2001 and March 31, 2001.............................        2

                 Consolidated Statements of Operations and Comprehensive Loss for the
                     Three Months Ended June 30, 2001 and 2000...........................        3

                 Consolidated Statements of Cash Flows for the Three Months Ended
                     June 30, 2001 and 2000..............................................        4

                 Notes to the Consolidated Financial Statements..........................        5

ITEM 2      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...................................................       11

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk...................       15

PART II OTHER INFORMATION

ITEM 6      Exhibits and Reports on Form 8-K.............................................       16

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          JUNE 30, 2001        MARCH 31, 2001
                                                                                          -------------        --------------
                                                                                         (UNAUDITED)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...................................................            $    239             $    256
   Accounts receivable--net of allowance for doubtful
      accounts of $619 and $554, respectively ..................................              25,859               25,387
   Uniforms, net ...............................................................                 906                  906
   Other current assets ........................................................               1,860                1,124
                                                                                            --------             --------
      Total current assets .....................................................              28,864               27,673
PROPERTY AND EQUIPMENT
   Security equipment ..........................................................               3,414                3,168
   Service equipment ...........................................................               2,152                2,107
   Computer equipment ..........................................................               3,834                3,827
   Furniture and fixtures ......................................................               1,058                1,075
   Autos .......................................................................                 939                  884
   Leasehold improvements ......................................................                  71                   71
                                                                                            --------             --------
                                                                                              11,468               11,132
   Less accumulated depreciation and amortization ..............................               7,701                7,380
                                                                                            --------             --------
         Property and equipment, net ...........................................               3,767                3,752
SECURITY DEPOSITS AND OTHER ....................................................                 122                  118
                                                                                            --------             --------
         TOTAL ASSETS ..........................................................            $ 32,753             $ 31,543
                                                                                            ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of Revolving Credit Facility ................................            $ 25,804             $ 22,951
   Trade accounts payable ......................................................               4,044                4,235
   Accrued payroll and employee benefits .......................................              13,679               14,078
   Other accrued expenses ......................................................               7,709                8,149
   Income taxes payable ........................................................                 428                  421
                                                                                            --------             --------
      Total current liabilities ................................................              51,664               49,834
WARRANTS .......................................................................                 300                  300
SHAREHOLDERS' EQUITY
   Common shares, without par value, stated at $.01 per share-authorized 20,000 shares, issued and outstanding 6,837 shares at June 30, 2001 and March 31,
      2001, respectively .......................................................                  68                   68
   Additional paid-in capital ..................................................              31,276               31,276
   Accumulated other comprehensive loss ........................................                (924)                (921)
   Retained deficit ............................................................             (49,631)             (49,014)
                                                                                            --------             --------
   Total shareholders' equity ..................................................             (19,211)             (18,591)
                                                                                            --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................            $ 32,753             $ 31,543
                                                                                            ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED JUNE 30,

                                                                            2001                                2000
                                                                 --------------------------          --------------------------
Net operating revenues ..................................        $ 44,686             100.0%         $ 49,791             100.0%
Cost of revenues ........................................          39,530              88.5%           44,332              89.0%
                                                                 --------         ---------          --------         ---------

      GROSS MARGIN ......................................           5,156              11.5%            5,459              11.0%

Selling, general and administrative expenses ............           5,221              11.7%            5,494              11.1%
Amortization expense ....................................              --               --%               600               1.2%
                                                                 --------         ---------          --------         ---------

      OPERATING LOSS ....................................             (65)             (0.2)%            (635)             (1.3)%

Interest expense-net ....................................             547               1.2%              661               1.3%
                                                                 --------         ---------          --------         ---------

      LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            (612)             (1.4)%          (1,296)             (2.6)%

Provision for income taxes ..............................               5               0.0%               49               0.1%
                                                                 --------         ---------          --------         ---------

      NET LOSS FROM CONTINUING OPERATIONS ...............        $   (617)             (1.4)%        $ (1,345)             (2.7)%

Discontinued operations .................................              --               --%               (74)              0.1%
                                                                 --------         ---------          --------         ---------

      NET LOSS ..........................................        $   (617)             (1.4)%        $ (1,419)             (2.8)%
                                                                 ========         =========          ========         =========
Other comprehensive income
   Foreign currency translation adjustment ..............              (3)                               (213)
                                                                 --------                           ---------

      COMPREHENSIVE LOSS ................................        $   (620)                          $  (1,632)
                                                                 ========                           =========

Net loss per share from continuing operations:
   Basic ................................................        $  (0.09)                          $   (0.20)
                                                                 ========                           =========

   Diluted ..............................................        $  (0.09)                          $   (0.20)
                                                                 ========                           =========

Net loss per share from discontinued operations:
   Basic ................................................        $     --                           $   (0.01)
                                                                 ========                           =========
   Diluted ..............................................        $     --                           $   (0.01)
                                                                 ========                           =========

Net loss per share:
   Basic ................................................        $  (0.09)                          $   (0.21)
                                                                 ========                           =========

   Diluted ..............................................        $  (0.09)                          $   (0.21)
                                                                 ========                           =========

Weighted average number of shares outstanding:
   Basic ................................................           6,769                               6,747
                                                                 ========                           =========
   Diluted ..............................................           6,769                               6,747
                                                                 ========                           =========


The accompanying notes are an integral part of these consolidated financial statements.

              INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                     2001             2000
                                                                  -------           -------
OPERATING ACTIVITIES:
   Net loss ............................................          $  (617)          $(1,419)
   Adjustments to reconcile net loss to net
       cash (used for) provided by operating activities:
       Depreciation ....................................              377               335
       Amortization ....................................               --               600
       Loss/(Gain) on disposal of fixed assets .........               (9)               33
       Changes in working capital:
         Accounts receivable ...........................             (472)           (2,298)
         Other assets ..................................             (739)            3,590
         Trade accounts payable ........................             (192)             (762)
         Accrued expenses ..............................             (832)             (904)
                                                                  -------           -------
           Net cash used for operating activities ......           (2,484)             (825)

INVESTING ACTIVITIES:
   Additions to property and equipment .................             (384)             (172)
   Proceeds received from deposits and sale of
     equipment .........................................                1                15
                                                                  -------           -------
           Net cash used for investing activities ......             (383)             (157)

FINANCING ACTIVITIES:
   Net borrowings on note payable to bank ..............            2,853             1,217
                                                                  -------           -------
           Net cash provided by financing activities ...            2,853             1,217

Effect of exchange rates on cash .......................               (3)             (213)
                                                                  -------           -------
   Net increase (decrease) in cash and cash
     equivalents .......................................              (17)               22
Cash and cash equivalents at beginning of period .......              256               792
                                                                  -------           -------
Cash and cash equivalents at end of period .............          $   239           $   814
                                                                  =======           =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest ........................................          $   566           $   582
                                                                  =======           =======
       Income taxes ....................................          $     6           $    43
                                                                  =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 2001

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2001 and the results of its operations for the three month period ended June 30, 2001 and 2000 and cash flows for the three month periods ended June 30, 2001 and 2000 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

         The Company's fiscal year ends on March 31. All references to fiscal years in this Quarterly Report on Form 10-Q represent the year in which the fiscal period ends (i.e. fiscal 2002 is the fiscal year ended March 31, 2002) unless otherwise noted.

REVENUE RECOGNITION

         Revenues are recognized at the time aviation and commercial security services are provided.

COST RECOGNITION

         Cost of revenues includes all labor costs and direct costs relating to aviation and commercial security. Indirect costs are charged to selling, general and administrative expenses as incurred.

AMORTIZATION OF UNIFORMS IN SERVICE

         The Company amortizes uniforms in service over 15 months. The estimated useful life of uniforms was based on an analysis of the current usage and life of uniforms after placed in service.

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

NOTE B - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company incurred a loss from operations for each of fiscal 2001, fiscal 2000, and fiscal 1999, and has substantial negative net worth. In addition, operations generated negative cash flow for each of fiscal 2001 and 2000, and the Company is not in compliance with certain loan covenants as of July 31, 2001. The revolving credit facility expires on August 16, 2001, and there can be no assurance that the Company will be able to negotiate an extension thereof. Further, in the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company had a receivable balance from this customer of approximately $1.1 million which was written off as uncollectible due to the customer's bankruptcy filing. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company's continuation as a going concern will ultimately depend on its ability to (i) achieve profitable operations which generate sufficient positive cash flows and (ii) obtain new debt or equity financing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is exploring all alternatives including, without limitation, possible protection under the bankruptcy laws. Unless the Company is able to negotiate an extension of the Company's credit facility and/or increase funds available thereunder on terms satisfactory to the Company, and in the absence of other sources of funds to repay the outstanding obligations under the credit facility, the Company's banks could declare that all borrowings are immediately due and payable and could proceed with all available remedies.

NOTE C - IMPAIRMENT

         Management of the Company has evaluated the recoverability of its goodwill and long-lived assets (including identifiable intangibles) under Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of." To assess impairment of identifiable intangibles, goodwill, and other long-lived assets, management has projected undiscounted future cash flows to determine whether the carrying amount of the assets can be recovered over their remaining life and determined that the projected cash outflows exceeded the projected cash inflows. Based on the assessments made, management believed that in the fourth quarter of fiscal 2001 there was a significant impairment of the Company's intangibles. The Company determined that the intangibles were completely impaired and recorded a loss on impairment of intangibles of $29.0 million in the fourth quarter of fiscal 2001.

NOTE D - REPORTABLE SEGMENTS

         The Company has two segments: Aviation Staffing Services and Commercial Security Staffing Services. The aviation services offered by the Company include pre-board screening, skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's Commercial Security Staffing Services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. In the third quarter of fiscal 2001, the Company discontinued the operations of its Security Products Distribution segment, see Note F.

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


                             SEGMENT DISCLOSURE DATA


                                                          AVIATION           COMMERCIAL
                                                          STAFFING        SECURITY STAFFING
FOR THE THREE MONTHS ENDED JUNE 30, 2001                  SERVICES            SERVICES              TOTALS
----------------------------------------                  ---------           --------              ------
Net operating revenues........................            $ 34,728           $  9,958              $ 44,686
Cost of revenues..............................            $ 31,412           $  8,118              $ 39,530
Gross margin  ................................            $  3,316           $  1,840              $  5,156
Net loss      ................................            $   (216)          $   (401)             $   (617)


FOR THE THREE  MONTHS ENDED JUNE  30, 2000

Net operating revenues........................            $ 39,042           $ 10,749              $ 49,791
Cost of revenues..............................            $ 35,724           $  8,608              $ 44,332
Gross margin  ................................            $  3,318           $  2,141              $  5,459
Net loss      ................................            $   (956)          $   (389)             $ (1,345)


DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the three months ended June 30, 2001 and 2000, revenues from one major customer amounted to $5.4 million and $10.4 million or 12.0% and 20.8%, respectively, of net operating revenues. Services provided to another major customer generated revenues for the Company of $4.7 million or 10.6% of net operating revenues for the three months ended June 30, 2001 and 11.8% of total revenues during the same period in the prior year.

         Five airline customers, including the two noted above, accounted for approximately 39.9% and 45.8% of net operating revenue for the three months ended June 30, 2001 and 2000, respectively, and accounted for 25.4% and 35.9% of net accounts receivable at June 30, 2001 and March 31, 2001 respectively.

NOTE E- FINANCING ARRANGEMENTS

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

         In February of 2001, management secured from the Company's banks an amendment to the existing credit facility. The amendment provided for an over advance of up to $3.0 million. The over advance is in excess of the loan amount available based on eligible collateral as defined in the loan agreement. The over advance was necessary primarily due to the bankruptcy of one of the Company's significant customers. The interest rate to be charged on the amount of any over advance outstanding equaled prime plus 3.5%. As of July 31, 2001 the over advance was $3.0 million.

         In April 2001, the Company's banks agreed to amend the existing credit facility to extend the term to July 1, 2001.

         The Company was granted a 30 day extension of the Company's credit facility to August 1, 2001 which was subsequently extended to August 16, 2001. In addition to the extension the credit facility was increased from $25.0 million to $26.5 million and the interest rate on borrowings was increased to prime plus 3.0% on the entire $26.5 million credit facility. As of July 31, 2001, the Company was not in compliance with certain loan covenants and the outstanding obligation under this facility was $26.5 million.

         Guarantee of Debt

         On July 7, 1999, the Company entered into a First Demand Guarantee with a German bank to guarantee overdrafts of the German operations up to 500,000 Deutsche Marks (approximately $270,000 at that date). In February 2000, the Company received notice for a claim amounting to approximately $122,000 related to this guarantee.


NOTE F-DISCONTINUED OPERATIONS

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

         The summarized results of discontinued operations and related effect per common share are as follows:


                                                     THREE MONTHS
                                                        ENDED
                                                    JUNE 30, 2000
                                                    -------------
         Net Operating Revenues ...............       $ 1,345
         Cost of Revenues .....................         1,398
                                                      -------
                       GROSS MARGIN ...........           (53)
                                                      -------
         Selling, General and Administrative ..            21
                                                      -------
                       OPERATING LOSS .........           (74)
                                                      -------
         Provision for Income taxes ...........            --
                                                      -------
                       NET LOSS ...............      $   (74)
                                                      =======

         Net Loss per share:
                                                      -------
            Basic .............................       $ (0.01)
                                                      -------
            Diluted ...........................       $ (0.01)
                                                      =======


NOTE G-CAPITAL STOCK

         Change in Control

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000, and provide certain other standard employment benefits through September 30, 2001. In addition, the Company is paying Weitzel an aggregate of $500,000 under a 20 month consulting agreement which began February 1, 2000. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the Company (the "Stock Restriction Agreement"). The three Trustees constitute the entire Board of Directors of the Company. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

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

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2001

OVERVIEW

         The Company's continuing operations consist of being a leading provider of aviation contract support services and also a significant provider of commercial security staffing services. The Company provides services to customers in the United States and the United Kingdom. Aviation support services offered by the Company include pre-board screening, skycap, baggage handling and aircraft appearance services, wheelchair and electric cart operations. The Company's security services extend beyond aviation security, and include the provision of commercial security staffing services to government and business clients, hospitals, arenas, and museums.

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

         The Company incurred a substantial operating loss and negative operating cash flow in each of fiscal 1999, fiscal 2000 and fiscal 2001. The Company's continued cash flow deficiency for fiscal 2002, substantial negative tangible net worth, and the scheduled maturity of the Company's credit facility on August 16, 2001 raise substantial doubt about the Company's ability to continue as a going concern. The audit report of Arthur Andersen LLP for fiscal 2001 contains an explanatory paragraph with respect to this matter.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended June 30, 2001 and 2000

         The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001, by segment (dollars in thousands). Certain reclassifications have been made to the prior period due to the discontinued operations of the Security Products segment (See Note F of "Notes to the Consolidated Financial Statements").

                                             For the Three Months Ended June 30,
                                     2001           % of Rev           2000           % of Rev         Inc/(Dec)        % Inc/(Dec)
                                     ----           --------           ----           --------         ---------        -----------
Net Operating Revenues:
      Aviation                     $34,728             77.7%         $39,042             78.4%          $(4,314)          -11.1%
      Commercial Security            9,958             22.3%          10,749             21.6%             (791)           -7.4%
                                   -------           ------          -------           ------           -------           ------
                                    44,686            100.0%          49,791            100.0%           (5,105)          -10.3%
                                   -------           ------          -------           ------           -------           ------
Cost of Revenues:
      Aviation                      31,412             90.5%          35,724             91.5%           (4,312)          -12.1%
      Commercial Security            8,118             81.5%           8,608             80.1%             (490)           -5.7%
                                   -------           ------          -------           ------           -------           ------

                                    39,530             88.5%          44,332             89.0%           (4,802)          -10.8%
                                   -------           ------          -------           ------           -------           ------
Gross Margin:
      Aviation                       3,316              9.6%           3,318              8.5%               (2)           -0.1%
      Commercial Security            1,840             18.5%           2,141             19.9%             (301)          -14.1%
                                   -------           ------          -------           ------           -------           ------
                                   $ 5,156             11.5%         $ 5,459             11.0%          $  (303)           -5.6%
                                   =======           ======          =======           ======           =======           ======

         NET OPERATING REVENUES. Net operating revenues in the first quarter of fiscal 2002 decreased by $5.1 million, or 10.3%, as compared with the first quarter of fiscal 2001. The decrease is attributable to the loss of aviation and commercial security staffing contracts.

          The decrease in aviation revenues relates to lost service contracts at several sites which has been partially offset by price increases obtained from airlines and new service contracts. The Company's contracts with clients generally have one to three year terms but are cancelable by either party on 30 to 90 days' notice.

         The Company's strategy to focus on higher margins is reflected in gross margin as a percent of revenue, which increased from 8.5% in the first quarter of fiscal 2001 to 9.6% for the same period in fiscal 2002 for the aviation segment. The Company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

         The decrease in Commercial Security Staffing Services net revenues was related to the loss of service contracts. The decline in Commercial Security Staffing Services revenues continued through out fiscal 2001 principally due to the Company's strategy to eliminate contracts that did not meet the Company's profit criteria. However, the Company believes that this process is complete and in the first quarter of fiscal 2002 revenues increased over 6% from the prior quarter. The increase was primarily due to the recent start up of two new national accounts.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the first quarter of fiscal 2002, total cost of revenues decreased $4.8 million, or 10.8%, as compared to the same period in fiscal 2001. Most of this decrease was due to costs associated with the service contracts lost or discontinued. As a percent to net operating revenues, cost of net operating revenues decreased from 89.0% in fiscal 2001 to 88.5% in fiscal 2002. This is attributed to the Company's strategy which includes the implementation of process improvement initiatives and cost cutting measures within both the Aviation Staffing Services and the Commercial Security Staffing Services segments. Aviation Services gross margin increased from 8.5% in the first quarter of fiscal 2001 to 9.6% for the same period in fiscal 2002. However, Aviation Services gross margin decreased from 10.8% in the fourth quarter of fiscal 2001 primarily due to increased FAA fines related to a significant increase in testing by the FAA. Commercial Security Staffing Services gross margin decreased from 19.9% in the first quarter of fiscal 2001 to 18.5% for the same period in fiscal 2002. The decrease in the Commercial Security Staffing Services gross margin as a percent to revenue was due to significant start up costs, specifically, training costs, overtime and travel associated with the start up of two national accounts with combined annual revenues in excess of $4.0 million. The Company expenses all start up costs as incurred. Although there can be no assurance Commercial Security Staffing Services gross margins should improve in the second quarter of fiscal 2002.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S, G & A by business segment and corporate administrative costs (in thousands):


                                                     Three Months ended June 30,
                                                     ---------------------------
                                                       2001              2000
                                                      ------            ------
                  Aviation                            $1,825            $2,029
                  Commercial Security                  1,554             1,483
                  Corporate Administration             1,842             1,982
                                                      ------            ------
                                                      $5,221            $5,494
                                                      ======            ======

         Total S, G & A expenses decreased $.3 million, or 5.0%, in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. S, G & A expenses were 11.7% and 11.1% of net operating revenues for the first quarter of fiscal 2002 and 2001, respectively. The following discusses the changes in S, G & A expenses by business segment for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001.

         Aviation Staffing Services S, G & A expenses decreased $0.2 million for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary and payroll taxes and benefits.

         Commercial Security Staffing Services S, G & A expenses increased approximately $71,000 in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The increase was primarily related to the opening of new administrative offices in five cities to support one of the new national contracts started in the fourth quarter of fiscal 2001. Although there can be no assurance, the Company anticipates additional revenues to be generated by the opening of the new offices that will offset the increase in administrative costs.

         Corporate Administration S, G & A decreased approximately $140,000 in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The decrease primarily relates to reduced legal and audit costs in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The decrease is related to improved controls and procedures implemented during the prior fiscal year.

         AMORTIZATION EXPENSE. There was no contract and goodwill amortization expense in the first quarter of fiscal 2002 due to the impairment of all intangibles recorded in the fourth quarter of fiscal 2001. (See Note C of "Notes to the Consolidated Financial Statements").

         INTEREST EXPENSE. In the first quarter of fiscal 2002, interest expense decreased to $0.5 million from $0.7 million in the first quarter of fiscal 2001. Average outstanding debt increased from $23.1 million during the first quarter of fiscal 2001 to $24.3 million during the first quarter of fiscal 2002. The interest expense on the increase in borrowings was offset by the Company's effective borrowing rate decreasing from 9.94% to 9.04% for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2002. The decrease in the effective borrowing rate was due to the decrease in the prime rate of interest partially offset by the prime plus 3.5% interest rate charged on the Company's over advance, which averaged $1.8 million during the first quarter of fiscal 2002, see Liquidity and Capital Resources. The decrease in interest expense was also related to a $75,000 non-cash charge in the first quarter of fiscal 2001 related to the put option associated with the warrants to purchase stock granted to the Bank. (See Note E of "Notes to the Consolidated Financial Statements").

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the first quarter of fiscal 2002 or fiscal 2001. The tax provision for the first quarter of fiscal 2002 and fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. Discontinued operations generated a net loss for the three months ended June 30, 2000 of approximately $74,000. (See Note F of "Notes to the Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. Operating activities used net cash of approximately $2.5 million and financing activities generated net cash of $2.8 million during the three months ended June 31, 2001. The primary use of funds in the first three months of fiscal 2002 was to fund prepaid worker's compensation and liability insurance costs in addition to start up costs.

         During the first three months of fiscal 2002, principal uses of funds, in addition to working capital requirements, included expenditures associated with capital expenditures. The Company anticipates capital expenditures during the balance of fiscal 2002 of approximately $0.4 million, primarily related to computer software and systems and equipment used in operations.

         The Company generated negative cash flow from operations for fiscal 2001, but generated positive cash flow from operations in the fourth quarter of fiscal 2001. However, positive cash flow from operations was significantly impacted by the Chapter 11 bankruptcy filing of a major customer. The Company had a receivable from this customer of approximately $1.1 million which was written-off as uncollectible in the third quarter of fiscal 2001. (See Note B of "Notes to the Consolidated Financial Statements"). Although operations generated positive cash flow during the fourth quarter of fiscal 2001, the Company has virtually exhausted funds available under its credit facility and must seek additional sources of funding. The Company will seek to obtain additional sources of funds and to refinance its outstanding borrowings under the credit facility, but there can be no assurance as to the Company's ability to obtain a replacement credit facility, refinance its debt or obtain other financing. The Company is examining all alternatives, including without limitation, possible protection under the bankruptcy laws. Unless the Company is able to negotiate an extension of the Company's credit facility and/or increase funds available there under on terms satisfactory to the Company, and in the absence of other sources of funds to repay the outstanding obligations under the credit facility, the Company's banks could declare that all borrowings are immediately due and payable and could proceed with all available remedies including foreclosure on their security interests, which comprises substantially all of the assets of the Company. There can be no assurance that the Company's banks will grant an extension and even if the Company obtains an extension of its credit facility there can be no assurance that there will be sufficient funds available under the facility or otherwise to meet the Company's needs. The impact of such adverse events are not reflected in the accompanying consolidated financial statements, which were prepared assuming the company will continue as a going concern.

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

         In consideration for the amendments and extension of the credit facility, the Company granted the lenders warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Company's Board of Directors determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase the warrants at $1.00 per warrant and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001. (See Note E of "Notes to the Consolidated Financial Statements").

         In February 2001, management secured from the Company's banks an amendment to the existing credit facility. The amendment provides for an over advance of up to $3.0 million. The over advance is in excess of the loan amount available based on eligible collateral as defined in the loan agreement. The over advance was necessary primarily due to the bankruptcy of one of the Company's significant customers. The interest rate to be charged on the amount of any over advance outstanding equals prime plus 3.5%. As of July 31, 2001 the over advance was $3.0 million.

         In April 2001, the Company's banks agreed to amend the existing credit facility to extend the term to July 1, 2001.

         The Company was granted a 30 day extension of the Company's credit facility to August 1, 2001 which was subsequently extended to August 16, 2001. In addition to the extension the credit facility was increased from $25.0 million to $26.5 million and the interest rate on borrowings was increased to prime plus 3.0% on the entire $26.5 million credit facility. As of July 31, 2001, the Company was not in compliance with certain loan covenants and the outstanding obligation under this facility was $26.5 million.



FORWARD LOOKING STATEMENTS

         Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements in this quarterly report, including the notes to the consolidated financial statements, describe factors that could contribute to or cause such differences. These factors include, among others, the Company's ability to pay off or refinance its credit facility, availability of other sources of funding, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, and negative publicity regarding the airline security and services and commercial staffing services industries. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are referred to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission which identifies certain risk factors.


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

         Foreign Currency Risk. A portion of the Company's revenues, (1.8% through June 30, 2001), are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks, which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains a revolving line of credit which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at June 30, 2001 of $25.8 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the June 30, 2001 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its revolving line of credit, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $258,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

         Labor Market Risk. The Company's profitability can be significantly impacted by the availability of qualified personnel and the cost of labor. Direct labor costs comprise approximately 83.3% of the Company's net operating revenues. Changes in the labor market may increase direct labor costs through higher wages and increased amounts of overtime that can not be recovered from customers. The Company anticipates managing such risk by entering contracts that permit increases based on the labor market and attempt to reduce turnover to reduce recruiting and training costs to mitigate increases in wages. However, there can be no assurance that the Company will be able to obtain increased billing rates to offset increases in labor costs or to successfully reduce employee turnover.


INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

At June 30, 2001, the Company was not in compliance with the interest coverage, net worth, and accounts receivable coverage covenants included in its $25.0 million outstanding obligation under the Company's revolving credit facility which was subsequently amended to a $26.5 million credit facility.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                          EXHIBIT NUMBER      DESCRIPTION
                          --------------      -----------
                              10.28           Seventh Amendment to Third amended and Restated
                                              Consolidated Replacement Credit Facility
                                              and Security Agreement.

                              10.29           Retention and Indemnification Agreement.

                              10.30           Trust Agreement

                              10.31           Eighth Amendment to Third amended and Restated
                                              Consolidated Replacement Credit Facility
                                              and Security Agreement.


(b)      Reports on Form 8-K


         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2001
---------------

                                       International Total Services, Inc.

                                 By:   /s/  Mark D. Thompson
                                       --------------------------------------
                                       Mark D. Thompson
                                       President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2001                        /s/  Mark D. Thompson
---------------                        ---------------------------------------
                                       Mark D. Thompson
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

August 14, 2001                        /s/  Ronald P. Koegler
---------------                        ---------------------------------------
                                       Ronald P. Koegler
                                       Executive Vice President and Controller
                                       (Principal Accounting Officer)


August 14, 2001                        /s/ Michael F. Sosh
---------------                        ---------------------------------------
                                       Michael F. Sosh
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)