Form 10-Q
period 2001-09-30
INTERNATIONAL TOTAL SERVICES INC
filed 2001-11-19
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR-

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    -------------

                         COMMISSION FILE NUMBER 0-23073

                       INTERNATIONAL TOTAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                         34-1264201
                  ----                                         ----------
        (State of Incorporation)                            (I.R.S. Employer
                                                           Identification No.)

              CROWN CENTRE
     5005 ROCKSIDE ROAD, SUITE 1200
           INDEPENDENCE, OHIO                                     44131
           ------------------                                     -----
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

                                         Yes   |X|    No
                                            --------    ---------

As of November 12, 2001, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                    FORM 10-Q

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I       FINANCIAL INFORMATION

ITEM 1           Financial Statements

                      Consolidated Balance Sheets
                           as of September 30, 2001 and March 31, 2001............................................     2

                      Consolidated Statements of Operations and Comprehensive Loss for the:
                          Three  Months Ended September 30, 2001 and 2000.........................................     3
                          Six  Months Ended September 30, 2001 and 2000...........................................     4

                      Consolidated Statements of Cash Flows
                          for the Six Months Ended September 30, 2001 and 2000....................................     5

                      Notes to the Consolidated Financial Statements..............................................     6

ITEM 2           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................    14

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk.......................................    22

PART II      OTHER INFORMATION

ITEM 6           Exhibits and Reports on Form 8 - K...............................................................    23

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   SEPTEMBER 30, 2001     MARCH 31, 2001
                                                                   ------------------     --------------
                                                                        (UNAUDITED)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents .......................................      $     39           $    256
   Accounts receivable--net of allowance for doubtful
      accounts of $418 and $554, respectively ......................        26,785             25,387
   Uniforms, net ...................................................           906                906
   Other current assets ............................................         1,509              1,124
                                                                          --------           --------
      Total current assets .........................................        29,239             27,673
PROPERTY AND EQUIPMENT
   Security equipment ..............................................         3,448              3,168
   Service equipment ...............................................         2,275              2,107
   Computer equipment ..............................................         3,897              3,827
   Furniture and fixtures ..........................................         1,040              1,075
   Autos ...........................................................           957                884
   Leasehold improvements ..........................................            64                 71
                                                                          --------           --------
                                                                            11,681             11,132
   Less accumulated depreciation and amortization ..................         8,018              7,380
                                                                          --------           --------
         Property and equipment, net ...............................         3,663              3,752
SECURITY DEPOSITS AND OTHER ........................................           114                118
                                                                          --------           --------
         TOTAL ASSETS ..............................................      $ 33,016           $ 31,543
                                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Current portion of Revolving Credit Facility ....................      $ 24,948           $ 22,951
   Trade accounts payable ..........................................           450              4,235
   Accrued payroll and employee benefits ...........................        11,608             14,078
   Other accrued expenses ..........................................         1,135              8,149
   Income taxes payable ............................................           140                421
                                                                          --------           --------
      Total current liabilities ....................................        38,281             49,834
WARRANTS ...........................................................          --                  300
LIABILITIES SUBJECT TO COMPROMISE ..................................        15,293               --
SHAREHOLDERS' EQUITY
   Common shares, without par value, stated at $.01 per share
      -authorized 20,000 shares, issued and outstanding 6,837 shares
      at September 30, 2001 and March 31, 2001, respectively .......            68                 68
   Additional paid-in capital ......................................        31,279             31,276
   Accumulated other comprehensive loss ............................          (850)              (921)
   Retained deficit ................................................       (51,055)           (49,014)
                                                                          --------           --------
   Total shareholders' equity ......................................       (20,558)           (18,591)
                                                                          --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................      $ 33,016           $ 31,543
                                                                          ========           ========


  The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                 2001                         2000
                                                                         ----------------------      ----------------------
Net operating revenues ..............................................    $ 45,944         100.0%     $ 47,499         100.0%
Cost of revenues ....................................................      40,061          87.2%       42,685          89.9%
                                                                         --------     ---------      --------     ---------
               GROSS MARGIN .........................................       5,883          12.8%        4,814          10.1%

Selling, general and administrative expenses ........................       5,499          12.0%        4,917          10.4%
Retention and deferred costs ........................................         684           1.5%         --             --%
Amortization expense ................................................        --             --%           596           1.2%
                                                                         --------     ---------      --------     ---------
               OPERATING LOSS .......................................        (300)         (0.7)%        (699)         (1.5)%

Bankruptcy expenses .................................................         490           1.0%         --             --%
Interest expense-net ................................................         611           1.3%          670           1.4%
                                                                         --------     ---------      --------     ---------
               LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         (1,401)         (3.0)%      (1,369)         (2.9)%

Provision for income taxes ..........................................          23           0.1%           21           0.0%
                                                                         --------     ---------      --------     ---------
               NET LOSS FROM CONTINUING OPERATIONS ..................    $ (1,424)         (3.1)%    $ (1,390)         (2.9)%

Discontinued operations .............................................        --             --%           162           0.3%
                                                                         --------     ---------      --------     ---------
               NET LOSS .............................................    $ (1,424)         (3.1)%    $ (1,228)         (2.6)%
                                                                         ========     =========      ========     =========
Other comprehensive income
   Foreign currency translation adjustment ..........................          74                       (130)
                                                                         --------                    -------
               COMPREHENSIVE LOSS ...................................    $ (1,350)                   $ (1,358)
                                                                         ========                    ========
Net loss per share from continuing operations:
   Basic ............................................................    $  (0.21)                   $  (0.20)
                                                                         ========                    ========
   Diluted ..........................................................    $  (0.21)                   $  (0.20)
                                                                         ========                    ========
Net loss per share from discontinued operations:
   Basic ............................................................    $   --                      $   0.02
                                                                         ========                    ========
   Diluted ..........................................................    $   --                      $   0.02
                                                                         ========                    ========
Net loss per share:
   Basic ............................................................    $  (0.21)                   $  (0.18)
                                                                         ========                    ========
   Diluted ..........................................................    $  (0.21)                   $  (0.18)
                                                                         ========                    ========
Weighted average number of shares outstanding:
   Basic ............................................................       6,775                       6,747
                                                                         ========                    ========
   Diluted ..........................................................       6,775                       6,747
                                                                         ========                    ========


The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                   2001                        2000
                                                                           ----------------------      ----------------------
Net operating revenues ..................................................  $ 90,630         100.0%     $ 97,290         100.0%
Cost of revenues ........................................................    79,591          87.8%       87,017          89.5%
                                                                           --------     ---------      --------     ---------
         GROSS MARGIN ...................................................    11,039          12.2%       10,273          10.5%

Selling, general and administrative expenses ............................    10,720          11.8%       10,411          10.7%
Retention and deferred costs ............................................       684           0.8%         --             --%
Amortization expense ....................................................      --             --%         1,196           1.2%
                                                                           --------     ---------      --------     ---------
         OPERATING LOSS .................................................      (365)         (0.4)%      (1,334)         (1.4)%

Bankruptcy expenses .....................................................       490           0.5%         --              --%
Interest expense-net ....................................................     1,158           1.3%        1,331           1.3%
                                                                           --------     ---------      --------     ---------
         LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ............    (2,013)         (2.2)%      (2,665)         (2.7)%
Provision for income taxes ..............................................        28           0.1%           70           0.1%
                                                                           --------     ---------      --------     ---------
         NET LOSS FROM CONTINUING OPERATIONS ............................  $ (2,041)         (2.3)%    $ (2,735)         (2.8)%
                                                                           --------     ---------      --------     ---------
Discontinued operations .................................................      --             --%            88           0.1%
                                                                           --------     ---------      --------     ---------
               NET LOSS .................................................  $ (2,041)         (2.3)%    $ (2,647)         (2.7)%
                                                                           ========     =========      ========     =========
Other comprehensive income

   Foreign currency translation adjustment ..............................        71                        (343)
                                                                           --------                    ---------
         COMPREHENSIVE LOSS .............................................  $ (1,970)                   $ (2,990)
                                                                           ========                    ========
Net loss per share from continuing operations:
   Basic ................................................................  $  (0.30)                   $  (0.40)
                                                                           ========                    ========
   Diluted ..............................................................  $  (0.30)                   $  (0.40)
                                                                           ========                    ========
Net loss per share from discontinued operations:
   Basic ................................................................  $   --                      $   0.01
                                                                           ========                    ========
   Diluted ..............................................................  $   --                      $   0.01
                                                                           ========                    ========
Net loss per share:
   Basic ................................................................  $ (0.30)                    $  (0.39)
                                                                           ========                    ========
   Diluted ..............................................................  $ (0.30)                    $  (0.39)
                                                                           ========                    ========
Weighted average number of shares outstanding:
   Basic ................................................................     6,775                       6,747
                                                                           ========                    ========
   Diluted ..............................................................     6,775                       6,747
                                                                           ========                    ========


  The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                           ------------------------------
                                                                2001         2000
                                                               -------     -------
OPERATING ACTIVITIES:
   Net loss ...............................................    $(2,041)    $(2,647)
   Adjustments to reconcile net loss to net
       cash (used for) provided by operating activities:
       Depreciation .......................................        744         701
       Amortization .......................................       --         1,196
       Loss/(Gain) on disposal of fixed assets ............         31          21
       Changes in working capital:
         Accounts receivable ..............................     (1,398)     (1,531)
         Other assets .....................................       (381)      3,203
         Accounts payable, accrued expenses and liabilities
                 subject to compromise ....................      1,446      (2,442)
       Bankruptcy costs ...................................        490        --
       Less Bankruptcy costs paid .........................       (490)       --
                                                               -------     -------
           Net cash used for operating activities .........     (1,599)     (1,499)

INVESTING ACTIVITIES:
   Additions to property and equipment ....................       (688)       (455)
   Proceeds received from deposits and sale of equipment ..          2          13
                                                               -------     -------
           Net cash used for investing activities .........       (686)       (442)

FINANCING ACTIVITIES:
   Net borrowings on note payable to bank .................      1,997       1,780
                                                               -------     -------
           Net cash provided by financing activities ......      1,997       1,780

Effect of exchange rates on cash ..........................         71        (343)
                                                               -------     -------
   Net increase (decrease) in cash and cash equivalents ...       (217)       (504)
Cash and cash equivalents at beginning of period ..........        256         792
                                                               -------     -------
Cash and cash equivalents at end of period ................    $    39     $   288
                                                               =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest ...........................................    $ 1,168     $ 1,179
                                                               =======     =======
       Income taxes .......................................    $    93     $    94
                                                               =======     =======




  The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)




NOTE A - BANKRUPTCY FILING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BANKRUPTCY FILING

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). On September 13, 2001, International Total Services, Inc. and six of its wholly-owned subsidiaries (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Chapter 11 Filing") in the United States Bankruptcy Court in the Eastern District of New York ("Bankruptcy Court"). The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The Company is managing its business as debtor-in-possession subject to Bankruptcy Court approval. The Company's consolidated financial statements have been prepared in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. As a result of the Chapter 11 Filing, such matters are subject to significant uncertainty.

          Under Chapter 11 proceedings, creditors are stayed from any action to collect unpaid claims in existence at or prior to the filing date ("Pre-petition claims") while the Company continues to manage the business as debtor-in-possession. The Debtors received approval from the Court to pay certain pre-petition obligations, including employee wages, taxes and benefits. The Company believes that the accompanying consolidated financial statements include sufficient reserves that could be estimated for potential claims. The amount of claims to be filed by creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has numerous executory contracts that could be rejected during the Chapter 11 proceedings.

         Under Chapter 11 proceedings, the rights of and ultimate payments by the Company to pre-petition creditors and the Company's stockholders may be substantially impaired. During the Chapter 11 process pre-petition claims may be liquidated at substantially less than their face value and the equity of the Company's stockholders being diluted or cancelled. The Debtors have not as yet proposed a plan of reorganization. However, the Company has been negotiating with various parties regarding the potential sale of all or parts of the Company's assets. Any sale transaction would occur through an auction process supervised by the Bankruptcy Court.

         Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or specifically related to an auction process, or the effect of the proceedings on the business of the Company or its subsidiaries or on the interests of the creditors and equity holders.

BASIS OF PRESENTATION

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2001 and the results of its operations for the three and six month periods ended September 30, 2001 and 2000 and cash flows for the six month periods ended September 30, 2001 and 2000 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

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

NOTE B - PENDING FEDERAL TAKE OVER OF PRE-BOARD SCREENING FUNCTIONS

         The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President has signed legislation to make all airport pre-board screeners federal employees within 12 months.

Currently, pre-board screening services represent in excess of 40% of the Company's revenues. The federal take over of pre-board screening services will result in a significant loss of revenues and margin of the aviation services segment of the Company. The impact of the loss of such a significant portion of business on the Chapter 11 process and the ability of the Company to continue to operate as a going concern can not be determined at this time. In addition, it is uncertain if additional changes may be proposed as debate continues on the future of airport security or the impact such changes may have on the Company even if the pre-board screening function remains in the private sector.

NOTE C - LIABILITIES SUBJECT TO COMPROMISE

         Liabilities of the Company that existed at the time of the filing of the petition under Chapter 11 on September 13, 2001 are classified as liabilities subject to compromise. With the exception of the Company's secured debt and liabilities of the non- filing subsidiaries, all liabilities as of the filing date were classified as liabilities subject to compromise and have been deferred. The Court authorized payments of wages and certain employee benefits and certain taxes which amounted to approximately $5.4 million.

Liabilities Subject to compromise at September 30, 2001 were as follows:

     Accounts Payable                                       $ 5,127

     Accrued payroll and sales taxes                          1,016

     Accrued Workers Compensation liability                   1,440

     Accrued FAA fines and damage claims                      1,757

     Unclaimed wages                                            921

     Accrued legal and litigation reserves                      822

     Customer deposits/unapplied payments                       802

     Accrued Port authority fees                                551

     Accrued state income and franchise taxes                   229

     Accrued employee commissions and bonuses                   181

     General reserves for contingent/unliquidated claims      2,447
                                                            -------
                                                            $15,293
                                                            =======

NOTE D - DEBTOR CONDENSED COMBINED FINANCIAL STATEMENTS

         The following unaudited condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7:

      STATEMENT OF OPERATIONS
                                         Three Months     Six Months
                                             Ended          Ended
                                        Sept. 30, 2001   Sept. 30, 2001
                                        --------------   --------------
     Revenues                               $ 45,096        $ 88,984
     Cost of Revenues                         39,421          78,334

                                            --------        --------
     Gross Margin                              5,675          10,650
                                            --------        --------

     Selling, General and Administrative       5,379          10,491
     Retention and Deferred costs                684             684
                                            --------        --------
     Operating loss                             (388)           (525)
                                            --------        --------
     Bankruptcy costs                            490             490
     Interest expense                            611           1,158
                                            --------        --------
     Loss before income taxes                 (1,489)         (2,173)
                                            --------        --------
     Provision for Income taxes                   18              43
                                            --------        --------
     Net Loss                               $ (1,507)       $ (2,216)
                                            ========        ========

     BALANCE SHEETS
                                                 Sept. 30, 2001  March 31, 2001
                                                 --------------  --------------
     Cash                                            $   --         $      1
     Accounts receivable, net                          26,338         25,023
     Intercompany receivable                            2,784          2,841
     Other current assets                               2,368          1,977
                                                     --------       --------
       Total Current assets                            31,490         29,842
                                                     --------       --------

     Property and Equipment, net                        2,229          2,466
     Other assets                                         114            118
                                                     --------       --------
       Total Assets                                  $ 33,833       $ 32,426
                                                     ========       ========

     Accounts payable and accrued liabilities        $ 13,212       $ 26,879
     Credit facility/DIP financing                     24,948         22,951
                                                     --------       --------
       Total current liabilities                       38,160         49,830
                                                     --------       --------
     Liabilities Subject to Compromise                 15,293           --
     Shareholders' Equity                             (19,620)       (17,404)
                                                     --------       --------
       Total Liabilities and Shareholders' Equity    $ 33,833       $ 32,426
                                                     ========       ========


STATEMENT OF CASH FLOWS                                        Six Months
                                                                 Ended
                                                             Sept. 30, 2001
                                                             --------------
Operating Activities:
     Net Loss                                                   $(2,216)
     Adjustments to reconcile net loss to net
      cash(used for)
      provided by operating activities:
        Depreciation                                                627
        Loss on disposal of fixed assets                             31
        Changes in working capital:
           Accounts receivable                                   (1,314)
           Other assets                                            (331)
           Accounts payable, Accrued expenses and
               Liabilities Subject to Compromise                  1,623
           Bankrupcty Expenses                                      490
           Less: Bankruptcy expenses paid                          (490)
                                                                -------
      Net Cash Used for Operating activities                     (1,580)
                                                                -------
Investing Activities:
     Additions to property and equipment                           (420)
     Proceeds received from sale of equipment                         2
                                                                -------
      Net cash used for investing activities                       (418)
                                                                -------
Financing Activities:
     Net borrowings on note payable to bank                       1,997
                                                                -------
                                                                  1,997
                                                                -------
     Net increase in cash                                            (1)
Cash and cash equivalents at beginning of period                      1
                                                                -------
Cash and cash equivalents at end of period                      $  --
                                                                =======

NOTE E - IMPAIRMENT

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

NOTE F - REPORTABLE SEGMENTS

         The Company has two segments: Aviation Staffing Services and Commercial Security Staffing Services. The aviation services offered by the Company include pre-board screening, skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's Commercial Security Staffing Services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. In the third quarter of fiscal 2001, the Company discontinued the operations of its Security Products Distribution segment, see Note H.

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

                            SEGMENT DISCLOSURE DATA
                            -----------------------
                                                                 AVIATION    COMMERCIAL
                                                                 STAFFING  SECURITY STAFFING
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001                      SERVICES       SERVICES         TOTALS
-------------------------------------------                      ---------      --------         ------
Net operating revenues....................................       $ 70,406      $  20,224        $  90,630
Cost of revenues..........................................       $ 62,947      $  16,644        $  79,591
Gross margin..............................................       $  7,459      $   3,580        $  11,039
Retention, Deferred, and Bankruptcy costs.................       $    912      $     262        $   1,174
Net loss..................................................       $   (719)     $  (1,322)       $  (2,041)



FOR THE SIX  MONTHS ENDED SEPTEMBER  30, 2000

Net operating revenues....................................       $ 76,237      $ 21,053         $ 97,290
Cost of revenues..........................................       $ 70,135      $ 16,882         $ 87,017
Gross margin..............................................       $  6,102      $  4,171         $ 10,273
Net loss..................................................       $ (1,855)     $   (880)        $ (2,735)

DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the six months ended September 30, 2001 and 2000, revenues from one major customer amounted to $10.5 million and $16.8 million or 11.6% and 17.3%, respectively, of net operating revenues. Services provided to another major customer generated revenues for the Company of $9.2 million or 10.2% of net operating revenues for the six months ended September 30, 2001 and 12.3% of total revenues during the same period in the prior year.

         Five airline customers, including the two noted above, accounted for approximately 39.1% and 42.3% of net operating revenue for the six months ended September 30, 2001 and 2000, respectively, and accounted for 23.7% and 35.9% of net accounts receivable at September 30, 2001 and March 31, 2001 respectively.

NOTE G- FINANCING ARRANGEMENTS

         Prior to the Company's Chapter 11 Filing, the Company's credit facility was comprised of a $26.5 million facility secured by substantially all accounts receivable, equipment, and other assets. The interest rate on borrowings was prime plus 3.0%. Subsequent to the Chapter 11 Filing, the Company's banks, which provide the existing credit facility, agreed to provide Debtor in Possession financing ("DIP Financing") as approved by Bankruptcy Court order ("Financing Order"). The DIP Financing incorporates the existing facility and provides for borrowings up to $28.5 million subject to collateral and expenditure limitations. The interest rate remains at prime plus 3%. The Financing Order expires on December 14, 2001. The Company's banks received a loan facility fee amounting to $71,250 in consideration of providing the DIP Financing.

         During Fiscal 2001 the interest rate to be charged on borrowings was prime plus 0.75%, if the loan was repaid by December 31, 2000. The credit facility also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings equals prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.50% and effective in July 2001 the interest rate charged on borrowings was increased to prime plus 3%.

         As of November 7, 2001, the Company was in compliance with the Financing Order and the outstanding obligation under this facility was $27.5 million.

NOTE H-DISCONTINUED OPERATIONS

         At the end of fiscal 2000, the Company began evaluating the possibility of exiting the Security Products Distribution segment to focus on its core businesses of Aviation Staffing Services and Commercial Security Staffing Services. In March 2000, in conjunction with this strategy, the Company completed the disposition of a subsidiary, which had been acquired in the first quarter of fiscal 2000. The revenue of this subsidiary represented a major portion of the Security Products Distribution segment. The Company reported a $0.8 million loss on the sale of this subsidiary in the fourth quarter of fiscal 2000

         In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution segment operations. The Company completed the remaining open projects and abandoned or liquidated the remaining assets for nominal proceeds. The Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000.

         The summarized results of discontinued operations and related effect per common share are as follows:

                                                Three Months               Six Months
                                                    Ended                     Ended
                                               Sept. 30, 2000            Sept. 30, 2000
                                               ----------------          ----------------
    Net Operating Revenues                              $  737                   $ 2,082
    Cost of Revenues                                       559                     1,957
                                               ----------------          ----------------
                GROSS MARGIN                               178                       125
                                               ----------------          ----------------
    Selling, General and Administrative                     16                        37
                                               ----------------          ----------------
                OPERATING INCOME                           162                        88
                                               ----------------          ----------------
    Provision for Income taxes                               -                         -
                                               ----------------          ----------------
                NET INCOME                              $  162                   $    88
                                               ================          ================
    Net Loss per share:
                                               ----------------          ----------------
       Basic                                            $ 0.02                   $  0.01
                                               ----------------          ----------------
       Diluted                                          $ 0.02                   $  0.01
                                               ================          ================

NOTE I-CAPITAL STOCK

         Change in Control

         On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the chairman, chief executive officer and director of the Company and entered into certain additional arrangements. As of November 1, 1999, Weitzel entered into a retirement and consulting agreement (the "Retirement and Consulting Agreement") with the Company. This agreement required the Company to pay Weitzel $300,000 on November 1, 1999 and $200,000 on January 3, 2000, and provide certain other standard employment benefits through September 30, 2001. In addition, the Company paid Weitzel an aggregate of $500,000 under a 20 month consulting agreement which began February 1, 2000. The Retirement and Consulting Agreement also provided that Weitzel enter into a voting trust agreement (the "Voting Trust Agreement") among the Company, Weitzel, and H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien, as voting trustees (the "Trustees"), and a stock restriction agreement between Weitzel and the

Company (the "Stock Restriction Agreement"). The three Trustees constitute the entire Board of Directors of the Company. Pursuant to the Voting Trust Agreement, Weitzel transferred record ownership, and thereby voting control, of 3,324,979 shares of the Company's Common Stock, representing approximately 48.6% of the issued and outstanding shares of the Company's Common Stock, held by Weitzel individually and by The Weitzel Family Limited Partnership to the voting trust (the "Voting Trust") created by the Voting Trust Agreement. Pursuant to the Voting Trust Agreement, a voting trust certificate was issued and delivered to Weitzel.

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

         Effective September 30, 2001 the Voting Trust Agreement expired by its terms and soon thereafter the voting control transferred to Weitzel individually and The Weitzel Family Limited Partnership.

NOTE J- LITIGATION

Voting Trustee litigation

         On September 18, 2001, Robert A. Weitzel filed suit against H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien as Trustees of the Voting Trust Agreement, in the court of common pleas in Cuyahoga County, Ohio.(Case # 448850, Judge Shirley Strickland Safford). The suit was subsequently moved to the Bankruptcy Court. The suit alleges certain breaches of fiduciary duties by the Trustees and requests damages of $25.0 million. The Company is obligated to indemnify the Voting Trustees as per the terms of the Retirement and Voting Trust agreement. Such indemnification obligations are covered by insurance subject to certain deductibles. In connection with the Company's indemnification obligations and as a retention incentive for the Trustee, Directors and Officers of the Company, the Company established a $500,000 Indemnification and Retention Trust for the Trustees, Directors and Officers of the Company. In addition to serving as an retention incentive the Company believes the cost of the Trust was prudent given the excessive cost of obtaining adequate Directors and Officers liability insurance at reasonable deductible levels. In the second quarter the Company expensed the entire $500,000 funded to the Trust.

Weitzel litigation

         On September 25, 2001, the Company filed suit against Robert A. Weitzel and his son Robert P. Weitzel in the Bankruptcy Court. The suit alleges a breach of the Retirement Contract, a breach of the covenant of good faith and fair dealing, tortious interference with contract, tortious interference with a prospective business relationship, and unfair competition. The Company is seeking compensatory damages in an amount in excess of $25.0 million plus interest and damages in the amount of the payments to Weitzel under the Retirement and Consulting Agreement. See Note I.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001

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

         On September 13, 2001, International Total Services, Inc. and six of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Eastern District of New York. The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or specifically related to an auction process, or the effect of the proceedings on the business of the Company or its subsidiaries or on the interests of the creditors and equity holders.

         In addition, the terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President has signed legislation to make all airport pre-board screeners federal employees within 12 months. Currently, pre-board screening services represent in excess of 40% of the Company's revenues. The federal take over of pre board screening services would result in a significant loss of revenues and margin of the aviation services segment of the Company. The impact of the loss of such a significant portion of business on the Chapter 11 process and the ability of the Company to continue to operate as a going concern can not be determined at this time.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended September 30,
----------------------------------------------------------------------------
2001 and 2000
-------------

         The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the second quarter of fiscal 2002 as compared to the same period in fiscal 2001, by segment (dollars in thousands). Certain reclassifications have been made to the prior period due to the discontinued operations of the Security Products segment (See Note H of "Notes to the Consolidated Financial Statements").

                                        For the Three Months Ended September 30,
                                      2001      % of Rev        2000      % of Rev       Inc/(Dec) % Inc/(Dec)
                                     -------------------        -------------------      ---------------------
Net Operating Revenues:
      Aviation                       $ 35,678       77.7%       $ 37,195       78.3%     $ (1,517)      -4.1%
      Commercial Security              10,266       22.3%         10,304       21.7%          (38)      -0.4%
                                     -------------------        -------------------      -------------------
                                       45,944      100.0%         47,499      100.0%       (1,555)      -3.3%
                                     -------------------        -------------------      -------------------
Cost of Revenues:
      Aviation                         31,535       88.4%         34,411       92.5%       (2,876)      -8.4%
      Commercial Security               8,526       83.1%          8,274       80.3%          252        3.1%
                                     -------------------        -------------------      -------------------
                                       40,061       87.2%         42,685       89.9%       (2,624)      -6.2%
                                     -------------------        -------------------      -------------------
Gross Margin:
      Aviation                          4,143       11.6%          2,784        7.5%        1,359       48.8%
      Commercial Security               1,740       17.0%          2,030       19.7%         (290)     -14.3%
                                     -------------------        -------------------      -------------------
                                      $ 5,883       12.8%        $ 4,814       10.1%      $ 1,069       22.2%
                                     ===================        ===================      ===================


         NET OPERATING REVENUES. Net operating revenues in the second quarter of fiscal 2002 decreased by $1.6 million, or 3.3%, as compared with the second quarter of fiscal 2001. The decrease is attributable to the loss of aviation and commercial security staffing contracts.

          The decrease in aviation revenues relates to lost service contracts at several sites, which has been partially offset by price increases obtained from airlines and new service contracts. The Company's contracts with clients generally have one to three year terms but are cancelable by either party on 30 to 90 days' notice.

         The Company's strategy to focus on higher margins is reflected in gross margin as a percent of revenue, which increased from 7.5% in the second quarter of fiscal 2001 to 11.6% for the same period in fiscal 2002 for the aviation segment. In addition, despite a $1.5 million decrease in revenue, gross margin increased $1.3 million. The Company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

         The slight decrease in Commercial Security Staffing Services net revenues was related to the loss of service contracts. During fiscal 2001 Commercial Security Staffing Services revenues declined principally due to the Company's strategy to eliminate contracts that did not meet the Company's profit criteria. The Company believes that this process is complete and in the first quarter of fiscal 2002 revenues increased over 6% from the prior quarter and revenues in the second quarter of fiscal 2002 increased 3.0% over the first quarter of fiscal 2002. The increase was primarily due to the recent gradual start up of two new national accounts.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the second quarter of fiscal 2002, total cost of revenues decreased $2.6 million, or 6.2%, as compared to the same period in fiscal 2001. Most of this decrease was due to costs associated with the service contracts lost or discontinued. As a percentage of net operating revenues, cost of net operating revenues decreased from 89.9% in fiscal 2001 to 87.2% in fiscal 2002. This is attributable to the Company's implementation of process improvement initiatives and cost cutting measures within both the Aviation Staffing Services and the Commercial Security Staffing Services segments. Aviation Services gross margin increased from 7.5% in the second quarter of fiscal 2001 to 11.6% for the same period in fiscal 2002. In addition, Aviation Services gross margin increased from 9.6% in the first quarter of fiscal 2002. Commercial Security Staffing Services gross margin decreased from 19.7% in the second quarter of fiscal 2001 to 17.0% for the same period in fiscal 2002. The decrease in the Commercial Security Staffing Services gross margin as a percentage of revenue was due to significant start up costs, specifically, training costs, overtime and travel associated with the start up of two national accounts with combined annual revenues in excess of $4.0 million. The Company expenses all start up costs as incurred. Although there can be no assurance, the improved Commercial Security gross margins as a percentage of revenue that were anticipated for the second quarter should commence in the third quarter of fiscal 2002. Start up costs and staffing issues with the new start ups were greater than anticipated.

         The Company is continuing efforts to eliminate negative and low margin contracts and improve controls over labor costs, especially non-reimbursed overtime costs, to improve margins in the Aviation Staffing Services and Commercial Security Staffing Services segments. The Company's ability to obtain price increases for aviation services is dependent, in part, upon the economic strength of the airline industry. The terrorist attack on September 11, 2001 has significantly impacted the financial stability of the airline industry. There is significant uncertainty regarding the impact these issues will have on the Company's accounts receivable collectibility, future revenues and gross margins or if the Company can continue to operate in the Aviation segment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S, G & A by business segment and corporate administrative costs (in thousands):

                           Three Months ended September 30,
                             2001               2000
                            ------             ------

Aviation                    $1,758             $1,634
Commercial Security          1,617              1,524
Corporate Administration     2,124              1,759
                            ------             ------
                            $5,499             $4,917
                            ======             ======

         Total S, G & A expenses increased approximately 582,000, or 11.8%, in the second quarter of fiscal 2002 as compared to the same period in fiscal 2001. S, G & A expenses were 12.0% and 10.4% of net operating revenues for the second quarter of fiscal 2002 and 2001, respectively. The following discusses the changes in S, G & A expenses by business segment for the second quarter of fiscal 2002 as compared to the same period in fiscal 2001.

         Aviation Staffing Services S, G & A expenses increased $0.1 million for the second quarter of fiscal 2002 as compared to the same period in fiscal 2001. The increase was primarily due to incentive programs implemented for employees based on price increases obtained or meeting target gross margin levels.

         Commercial Security Staffing Services S, G & A expenses increased approximately $93,000 in the second quarter of fiscal 2002 as compared to the same period in fiscal 2001. The increase was primarily related to the opening of new administrative offices in five cities to support one of the new national contracts started in the fourth quarter of fiscal 2001. Although there can be no assurance, the Company anticipates additional revenues to be generated by the opening of the new offices that will offset the increase in administrative costs.

         Corporate Administration S, G & A increased approximately $365,000 in the second quarter of fiscal 2002 as compared to the same period in fiscal 2001. The increase primarily relates to legal costs in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. The increase in legal costs relates to litigation costs and settlements occurring in the second quarter of fiscal 2002.

         RETENTION AND DEFERRED COSTS. The Company is a party to retention agreements with its directors and certain of its officers which, among other things, confirms the charter and statutory indemnity obligations of the Company. Due to the high cost of obtaining Director and Officer liability insurance with a reasonable deductible, the Company established and funded an indemnification and retention trust of $500,000 to fund costs under the deductible for any litigation against Officers, Directors and the Trustees. The funds would be returned to the Company if not used. Due to outstanding litigation involving the Trustees the Company expensed the entire $500,000 in the second quarter of fiscal 2002. (See Note J of "Notes to the Consolidated Financial Statements"). In addition the Company expensed approximately $184,000 of deferred transaction costs associated with the Company's efforts to obtain new equity or alternative financing. The deferred costs were expensed as a result of the Company's Chapter 11 Filing.

         AMORTIZATION EXPENSE. There was no contract and goodwill amortization expense in the second quarter of fiscal 2002 due to the impairment of all intangibles recorded in the fourth quarter of fiscal 2001. (See Note E of "Notes to the Consolidated Financial Statements").

         BANKRUPTCY EXPENSES. In the second quarter of fiscal 2002 the Company expensed $450,000 of bankruptcy legal counsel fees and $ 40,000 of consulting fees related to the Company's Chapter 11 Filing.

         INTEREST EXPENSE. In the second quarter of fiscal 2002, interest expense decreased approximately $59,000 as compared to the second quarter of fiscal 2001. The decrease in interest expense was primarily related to a $75,000 non-cash charge in the second quarter of fiscal 2001 related to the put option associated with the warrants to purchase stock granted to the Bank.. This decrease was partially off set by the average outstanding debt increasing from $23.1 million during the second quarter of fiscal 2001 to $26.3 million during the second quarter of fiscal 2002. The interest expense on the increase in borrowings was offset by the Company's effective borrowing rate decreasing from 10.25% to 9.57% for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2002. The decrease in the effective borrowing rate was due to the decrease in the prime rate of interest partially offset by an increase in the Company's borrowing rate to prime plus 3.0% from prime plus 1.5%, see Liquidity and Capital Resources.

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the second quarter of fiscal 2002 or fiscal 2001. The tax provision for the second quarter of fiscal 2002 and fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. Discontinued operations generated a net income for the three months ended September 30, 2000 of approximately $162,000. (See Note H of "Notes to the Consolidated Financial Statements").

Comparison of results of operations for the Six months ended September 30, 2001
-------------------------------------------------------------------------------
and 2000
--------

          The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the six months ended September 30, 2001 of fiscal 2002 as compared to the same period in fiscal 2001, by segment (dollars in thousands). Certain reclassifications have been made to the prior period due to the discontinued operations of the Security Products segment (See Note H of "Notes to the Consolidated Financial Statements").



                              For the Six Months Ended Sept 30,
                            2001     % of Rev     2000     % of Rev    Inc/(Dec)  % Inc/(Dec)
                           ------------------    -------------------   ----------------------
Net Operating Revenues:
    Aviation               $70,406      77.7%    $76,237      78.4%     $(5,831)     -7.7%
    Commercial Security     20,224      22.3%     21,053      21.6%        (829)     -3.9%
                           -----------------     -----------------      -------------------
                            90,630     100.0%     97,290     100.0%      (6,660)     -6.9%
                           -----------------     -----------------      -------------------
Cost of Revenues:
    Aviation                62,947      89.4%     70,135      92.0%      (7,188)    -10.3%
    Commercial Security     16,644      82.3%     16,882      80.2%        (238)     -1.4%
                           -----------------     -----------------      -------------------
                            79,591      87.8%     87,017      89.5%      (7,426)     -8.5%
                           -----------------     -----------------      -------------------
Gross Margin:
    Aviation                 7,459      10.6%      6,102       8.0%       1,357      22.2%
    Commercial Security      3,580      17.7%      4,171      19.8%        (591)    -14.2%
                           -----------------     -----------------      -------------------
                           $11,039      12.2%    $10,273      10.5%     $   766       7.5%
                           =================     =================      ===================

         NET OPERATING REVENUES. Net operating revenues in the first six months of fiscal 2002 decreased by $6.7 million, or 6.9%, as compared with the same period of fiscal 2001. The decrease is attributable to the loss of aviation and commercial security staffing contracts.

         The decrease in aviation revenues relates to lost service contracts at several sites, which has been partially offset by price increases obtained from airlines and new service contracts. The Company's contracts with clients generally have one to three year terms but are cancelable by either party on 30 to 90 days' notice.

         The Company's strategy to focus on higher margins is reflected in gross margin as a percent of revenue, which increased from 8.0% for the first six months of fiscal 2001 to 10.6% for the same period in fiscal 2002 for the aviation segment. In addition, despite a $5.8 million decrease in revenue, gross margin increased $1.4 million. The Company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

         The $0.8 million decrease in Commercial Security Staffing Services net revenues was related to the loss of service contracts. During fiscal 2001 Commercial Security Staffing Services revenues declined principally due to the Company's strategy to eliminate contracts that did not meet the Company's profit criteria. The Company believes that this process is complete and in the first quarter of fiscal 2002 revenues increased over 6% from the prior quarter and revenues in the second quarter of fiscal 2002 increased 3.0% over the first quarter of fiscal 2002. The increase was primarily due to the recent gradual start up of two new national accounts.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the first six months of fiscal 2002, total cost of revenues decreased $7.4 million, or 8.5%, as compared to the same period in fiscal 2001. Most of this decrease was due to costs associated with the service contracts lost or discontinued. As a percentage of net operating revenues, cost of net operating revenues decreased from 89.5% in fiscal 2001 to 87.8% in fiscal 2002. This is attributed to the Company's implementation of process improvement initiatives and cost cutting measures within both the Aviation Staffing Services and the Commercial Security Staffing Services segments. Aviation Services gross margin increased from 8.0% in the first six months of fiscal 2001 to 10.6% for the same period in fiscal 2002. Commercial Security Staffing Services gross margin decreased from 19.8% in the first six months of fiscal 2001 to 17.7% for the same period in fiscal 2002. The decrease in the Commercial Security Staffing Services gross margin as a percentage of revenue was due to significant start up costs, specifically, training costs, overtime and travel associated with the start up of two national accounts with combined annual revenues in excess of $4.0 million. The Company expenses all start up costs as incurred. Although there can be no assurance, the improved Commercial Security gross margins as a percentage of revenue that was anticipated for the second quarter should commence in the third quarter of fiscal 2002. Start up costs and staffing issues with the new account start up were greater than anticipated.

         The Company is continuing efforts to eliminate negative and low margin contracts and improve controls over labor costs, especially non-reimbursed overtime costs, to improve margins in the Aviation Staffing Services and Commercial Security Staffing Services segments. The Company's ability to obtain price increases for aviation services is dependent, in part, upon the economic strength of the airline industry. The terrorist attack on September 11, 2001 significantly impacted the financial stability of the airline industry. There is significant uncertainty regarding the impact these issues will have on the Company's accounts receivable collectibilty, future revenues and gross margins or if the Company can continue to operate in the Aviation Services segment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):

                         Six Months ended Sept 30,
                         -------------------------
                             2001       2000
                            -------    -------
Aviation                    $ 3,583    $ 3,663
Commercial Security           3,171      3,007
Corporate Administration      3,966      3,741
                            -------    -------
                            $10,720    $10,411
                            =======    =======

         Total S, G & A expenses increased $0.3 million, or 3.0%, in the first six months of fiscal 2002 as compared to the same period in fiscal 2001. S, G & A expenses were 11.8% and 10.7% of net operating revenues for the first six months of fiscal 2002 and 2001, respectively. The following discusses the change in S, G & A expenses by business segment for the first six months of fiscal 2002 as compared to the same period in fiscal 2001.

         Aviation Staffing Services S, G & A expenses decreased approximately $80,000 for the first six months of fiscal 2002 as compared to the same period in fiscal 2001. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary and payroll taxes and benefits. These reductions were partially off set by incentive programs implemented for employees based on price increases obtained or meeting target gross margin levels.

         Commercial Security Staffing Services S, G & A expenses increased approximately $164,000 in the first six months of fiscal 2002 as compared to the same period in fiscal 2001. The increase was primarily related to the opening of new administrative offices in five cities to support one of the new national contracts started in the fourth quarter of fiscal 2001. Although there can be no assurance, the Company anticipates additional revenues to be generated by the opening of the new offices that will offset the increase in administrative costs.

         Corporate Administration S, G & A increased $0.2 million in the first six months of fiscal 2002 as compared to the same period in fiscal 2001. The increase primarily relates to legal costs in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. The increase in legal costs relates to litigation costs and settlements occurring in the second quarter of fiscal 2002.

         RETENTION AND DEFERRED COSTS. The Company is a party to retention agreements with its directors and certain of its officers which, among other things, confirms the charter and statutory indemnity obligations of the Company. Due to the high cost of obtaining Director and Officer liability insurance with a reasonable deductible, the Company established and funded an indemnification and retention trust of $500,000 to fund costs under the deductible for any litigation against Officers, Directors and the Voting Trustees. The funds would be returned to the Company if not used. Due to outstanding litigation involving the Voting Trustees the Company expensed the entire $500,000 in the second quarter of fiscal 2002. (See Note J of "Notes to the Consolidated Financial Statements"). In addition the Company expensed approximately $184,000 of deferred transaction costs associated with the Company's efforts to obtain new equity or alternative financing. The deferred costs were expensed as a result of the Company's Chapter 11 Filing.

         AMORTIZATION EXPENSE. There was no contract and goodwill amortization expense in the first six months of fiscal 2002 due to the impairment of all intangibles recorded in the fourth quarter of fiscal 2001. (See Note E of "Notes to the Consolidated Financial Statements").

         BANKRUPTCY EXPENSES. In the second quarter of fiscal 2002 the Company expensed $450,000 of bankruptcy legal counsel fees and $ 40,000 of consulting fees related to the Company's Chapter 11 Filing.

         INTEREST EXPENSE. In the first six months of fiscal 2002, interest expense decreased to $1.1 million from $1.3 million in the same period of fiscal 2001. The decrease in interest expense was primarily related to a $150,000 non-cash charge in the first six months of fiscal 2001 related to the put option associated with the warrants to purchase stock granted to the Bank. This decrease was partially off set by average outstanding debt increasing from $23.1 million during the first six months of fiscal 2001 to $25.2 million during the same period of fiscal 2002. This increase in debt was primarily incurred to fund the workers compensation premium costs. In addition, the Company's effective borrowing rate decreased from 10.1% to 9.36% for the first six months of fiscal 2001 as compared to the same period of fiscal 2002. The decrease in the effective borrowing rate was due to the decrease in the prime rate of interest partially offset by an increase in the Company's borrowing rate to prime plus 3.0% from prime plus 1.5%, see Liquidity and Capital Resources.

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the first six months of fiscal 2002 or fiscal 2001. The tax provision for the first six months of fiscal 2002 and fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. Discontinued operations generated a net income for the six months ended September 30, 2001 of approximately $88,000. (See Note H of "Notes to the Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. Operating activities used net cash of approximately $1.6 million and financing activities generated net cash of $2.0 million during the six months ended September 30, 2001. The primary use of funds in the first six months of fiscal 2002 was to fund prepaid worker's compensation and liability insurance costs in addition to start up costs.

         During the first six months of fiscal 2002, principal uses of funds, in addition to working capital requirements, included expenditures associated with capital expenditures. The Company anticipates capital expenditures during the balance of fiscal 2002 of approximately $0.3 million, primarily related to computer software and systems and equipment used in operations.

         The Company generated negative cash flow from operations for fiscal 2001, but generated positive cash flow from operations in the fourth quarter of fiscal 2001. However, positive cash flow from operations was significantly impacted by the Chapter 11 bankruptcy filing of a major customer. The Company had a receivable from this customer of approximately $1.1 million which was written-off as uncollectible in the third quarter of fiscal 2001. In the second quarter of fiscal 2002 the Company had virtually exhausted funds available under its credit facility, was unable to meet current trade payable obligations and was unable to obtain additional sources of funding. These factors lead to the Company to file voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Chapter 11 Filing") in the United States Bankruptcy Court in the Eastern District of New York ("Bankruptcy Court"). The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The Company is managing its business as debtor-in-possession subject to Bankruptcy Court approval. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. As a result of the Chapter 11 Filing, such matters are subject to significant uncertainty.

         Prior to the Company's Chapter 11 Filing, the Company's credit facility was comprised of a $26.5 million facility secured by substantially all accounts receivable, equipment, and other assets. The interest rate on borrowings was prime plus 3.0%. Subsequent to the Chapter 11 Filing, the Company's banks, which provide the existing credit facility, agreed to provide Debtor in Possession financing ("DIP Financing") as approved by Court order ("Financing Order"). The DIP Financing incorporates the existing facility and provides for borrowings up to $28.5 million subject to collateral and expenditure limitations. The interest rate remains at prime plus 3%. The Financing Order expires on December 14, 2001. The Company's Banks received a loan facility fee amounting to $71,250 in consideration of providing the DIP Financing.

         During Fiscal 2001 the interest rate to be charged on borrowings was prime plus 0.75%, if the loan was repaid by December 31, 2000. The credit facility also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings equals prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.50% and effective in July 2001 the interest rate charged on borrowings was increased to prime plus 3%.

         Under the Company's DIP Financing liquidity will be impacted by the uncertainty of the Bankruptcy proceedings, the short term and numerous restrictions of the DIP Financing, the uncertainty of the financial condition of the airline industry and the outcome of the auction process in the Bankruptcy proceedings. Additional, previously unexpected liquidity requirements will probably result from recent wage rate increases that have been rapidly granted in an effort to stabilize the Company's workforce. Although these wage increases will be reflected in higher accounts receivable, their inflationary impact will be felt in payroll disbursements several weeks sooner than in collections. As a result of these factors, there can be no assurance existing or future sources of liquidity will be adequate.

         As of November 7, 2001, the Company was in compliance with the Financing Order and the outstanding obligation under this facility was $27.5 million.

FORWARD LOOKING STATEMENTS

         Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements in this quarterly report, including the notes to the consolidated financial statements, describe factors that could contribute to or cause such differences. These factors include, among others, the Company's ability to successfully reorganize in Chapter 11, availability of other sources of funding, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, and negative publicity regarding the airline security and services and commercial staffing services industries. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are referred to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission which identifies certain risk factors.

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

         Foreign Currency Risk. A portion of the Company's revenues, (1.8% through September 30, 2001), are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks, which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains a revolving line of credit which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at September 30, 2001 of $25.0 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the September 30, 2001 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its revolving line of credit, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $250,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

         BANKRUPTCY FILING

On September 13, 2001, International Total Services, Inc. and six of its wholly-owned subsidiaries (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Chapter 11 Filing") in the United States Bankruptcy Court in the Eastern District of New York ("Bankruptcy Court"). The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The Company is managing its business as debtor-in-possession subject to Bankruptcy Court approval.

         WEITZEL LITIGATION

On September 25, 2001, the Company filed suit against Robert A. Weitzel and Robert P. Weitzel in the Bankruptcy Court. The suit alleges a breach of the Retirement Contract, a breach of the covenant of good faith and fair dealing, tortious interference with contract, tortious interference with a prospective business relationship, and unfair competition. The Company is seeking compensatory damages in an amount in excess of $25.0 million plus interest and damages in the amount of the payments to Weitzel under the Retirement and Consulting Agreement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(a)      Exhibits:

                          EXHIBIT NUMBER                    DESCRIPTION
                          --------------                    -----------
                              10.32                  Final Order of the United  States Bankruptcy Court for the
                                                        Eastern District of New York authorizing financing and
                                                        limited use of cash collateral, granting senior liens and
                                                        priority administrative expense status, and modifying the
                                                        automatic stay.


(b)      Reports on Form 8 - K


         Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2001, filing notice that on September 13, 2001, International Total Services, Inc. and six of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Eastern District of New York .

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2001
-----------------

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

November 19, 2001                      /s/  Mark D. Thompson
-----------------                      ---------------------------------------
                                    Mark D. Thompson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

November 19, 2001                   /s/  Ronald P. Koegler
-----------------                   ------------------------------------------
                                    Ronald P. Koegler
                                    Executive Vice President and Controller
                                    (Principal Accounting Officer)


November 19, 2001                   /s/ Michael F. Sosh
-----------------                   ------------------------------------------
                                    Michael F. Sosh
                                    Executive Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)