Form 10-Q
period 2001-12-31
INTERNATIONAL TOTAL SERVICES INC
filed 2002-02-14
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR-

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

                            Yes   [X]    No
                                --------    ---------

As of February 11, 2002, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                                  PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1           Financial Statements

                      Consolidated Balance Sheets
                           as of December 31, 2001 and March 31, 2001.............................................     2

                      Consolidated Statements of Operations and Comprehensive Income (Loss) for the:
                          Three Months Ended December 31, 2001 and 2000...........................................     3
                          Nine Months Ended December 31, 2001 and 2000............................................     4

                      Consolidated Statements of Cash Flows
                          for the Nine Months Ended December 31, 2001 and 2000....................................     5

                      Notes to the Consolidated Financial Statements..............................................     6

ITEM 2           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................    15

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk.......................................    23

PART II      OTHER INFORMATION
ITEM 1           Legal Proceedings................................................................................    24
ITEM 6           Exhibits and Reports on Form 8 - K...............................................................    24

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               DECEMBER 31, 2001  MARCH 31, 2001
                                                                               -----------------  --------------
                                                                                         (UNAUDITED)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents ...................................................      $    126       $    256
   Accounts receivable--net of allowance for doubtful
      accounts of $501 and $554, respectively ..................................        34,459         25,387
   Uniforms, net ...............................................................           907            906
   Other current assets ........................................................         3,725          1,124
                                                                                      --------       --------
      Total current assets .....................................................        39,217         27,673
PROPERTY AND EQUIPMENT
   Security equipment ..........................................................         3,495          3,168
   Service equipment ...........................................................         2,313          2,107
   Computer equipment ..........................................................         3,926          3,827
   Furniture and fixtures ......................................................         1,035          1,075
   Autos .......................................................................           889            884
   Leasehold improvements ......................................................            64             71
                                                                                      --------       --------
                                                                                        11,722         11,132
   Less accumulated depreciation and amortization ..............................         8,253          7,380
                                                                                      --------       --------
         Property and equipment, net ...........................................         3,469          3,752
SECURITY DEPOSITS AND OTHER ....................................................           114            118
                                                                                      --------       --------
         TOTAL ASSETS ..........................................................      $ 42,800       $ 31,543
                                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Current portion of Revolving Credit Facility ................................      $ 29,506       $ 22,951
   Trade accounts payable ......................................................           603          4,235
   Accrued payroll and employee benefits .......................................        14,660         14,078
   Other accrued expenses ......................................................         2,828          8,149
   Income taxes payable ........................................................           131            421
                                                                                      --------       --------
      Total current liabilities ................................................        47,728         49,834
WARRANTS .......................................................................             -            300
LIABILITIES SUBJECT TO COMPROMISE ..............................................        15,123              -
SHAREHOLDERS' EQUITY
   Common shares, without par value, stated at $.01 per share -authorized 20,000 shares, issued and outstanding 6,837 shares
      at December 31, 2001 and March 31, 2001, respectively ....................            68             68
   Additional paid-in capital ..................................................        31,278         31,276
   Accumulated other comprehensive loss ........................................          (880)          (921)
   Retained deficit ............................................................       (50,517)       (49,014)
                                                                                      --------       --------
   Total shareholders' equity ..................................................       (20,051)       (18,591)
                                                                                      --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................      $ 42,800       $ 31,543
                                                                                      ========       ========



  The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                                2001                      2000
                                                                      -----------------------   -----------------------

Net operating revenues.......................................         $   56,603      100.0%    $   45,003         100.0%
Cost of revenues.............................................             48,867       86.3%        38,928          86.5%
                                                                      ----------    --------    ----------     ---------

       GROSS MARGIN..........................................              7,736       13.7%         6,075          13.5%

Selling, general and administrative expenses.................              5,579        9.9%         5,287          11.6%
Retention costs, deferred costs, specific bad debt reserve...                 --         --%         1,100           2.6%
Amortization expense.........................................                 --         --%           595           1.3%
                                                                      ----------    --------    ----------     ---------

       OPERATING INCOME (LOSS)...............................              2,157        3.8%          (907)        (2.0)%

Bankruptcy expenses..........................................                891        1.6%            --            --%
Interest expense-net.........................................                615        1.1%           767           1.7%
                                                                      ----------    --------    ----------     ---------

       INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES.                651        1.1%        (1,674)        (3.7)%

Provision for income taxes...................................                113        0.2%            44           0.1%
                                                                      ----------    --------    ----------     ---------

       NET INCOME (LOSS) FROM CONTINUING OPERATIONS..........         $      538        0.9%    $   (1,718)        (3.8)%
                                                                                                                       =
Discontinued operations......................................                 --         --%          (957)        (2.1)%
                                                                      ----------    --------    ----------     ---------

       NET INCOME (LOSS).....................................         $      538        0.9%        (2,675)        (5.9)%
                                                                      ==========     =======    ===========    =========
Other comprehensive income (loss)
   Foreign currency translation adjustment...................                (30)                       66
                                                                      ----------                ----------

       COMPREHENSIVE INCOME (LOSS)...........................         $      508                $   (2,609)
                                                                      ==========                ==========

Net income (loss) per share from continuing operations:
   Basic ....................................................         $     0.08                $    (0.25)
                                                                      ==========                ==========
   Diluted...................................................         $     0.08                $    (0.25)
                                                                      ==========                ==========
Net income (loss) per share from discontinued operations:
   Basic ....................................................         $       --                $    (0.14)
                                                                      ==========                ==========
   Diluted...................................................         $       --                $    (0.14)
                                                                      ==========                ==========
Net income (loss) per share:
   Basic ....................................................         $     0.08                $    (0.39)
                                                                      ==========                ==========
   Diluted...................................................         $     0.08                $    (0.39)
                                                                      ==========                ==========

Weighted average number of shares outstanding:
   Basic ....................................................              6,802                     6,747
                                                                      ==========                ==========
   Diluted...................................................              6,802                     6,747
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

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED DECEMBER 31,
                                                                             ------------------------------

                                                                            2001                            2000
                                                                --------------------------        -------------------------

Net operating revenues ...................................      $ 147,233            100.0%      $ 142,293             100.0%
Cost of revenues .........................................        128,458             87.2%        125,945              88.5%
                                                                ---------        ---------       ---------          --------

         GROSS MARGIN ....................................         18,775             12.8%         16,348              11.5%

Selling, general and administrative expenses .............         16,299             11.1%         15,698              11.0%
Retention costs, deferred costs, specific bad debt reserve            684              0.5%          1,100               0.8%
Amortization expense .....................................             --               --%          1,791               1.3%
                                                                ---------        ---------       ---------          --------

         OPERATING INCOME (LOSS) .........................          1,792              1.2%         (2,241)             (1.6)%

Bankruptcy expenses ......................................          1,381              0.9%             --                --%
Interest expense-net .....................................          1,773              1.2%          2,098               1.5%
                                                                ---------        ---------       ---------          --------

         LOSS FROM CONTINUING OPERATIONS BEFORE TAXES ....         (1,362)            (0.9)%        (4,339)             (3.1)%

Provision for income taxes ...............................            141              0.1%            114               0.1%
                                                                ---------        ---------       ---------          --------

         NET LOSS FROM CONTINUING OPERATIONS .............      $  (1,503)            (1.0)%     $  (4,453)             (3.2)%
                                                                ---------        ---------       ---------         ---------

Discontinued operations ..................................             --               --%           (869)             (0.6)%
                                                                ---------        ---------       ---------         ---------

               NET LOSS ..................................      $  (1,503)            (1.0)%     $  (5,322)             (3.8)%
                                                                =========        =========       =========         =========
Other comprehensive income (loss)
   Foreign currency translation adjustment ...............             41                             (277)
                                                                ---------                        ---------

         COMPREHENSIVE LOSS ..............................      $  (1,462)                       $  (5,599)
                                                                =========                        =========

Net loss per share from continuing operations:
   Basic .................................................      $   (0.22)                       $   (0.66)
                                                                =========                        =========
   Diluted ...............................................      $   (0.22)                       $   (0.66)
                                                                =========                        =========
Net loss per share from discontinued operations:
   Basic .................................................      $      --                        $   (0.13)
                                                                =========                        =========
   Diluted ...............................................      $      --                        $   (0.13)
                                                                =========                        =========
Net loss per share:
   Basic .................................................      $   (0.22)                       $   (0.79)
                                                                =========                        =========
   Diluted ...............................................      $   (0.22)                       $   (0.79)
                                                                =========                        =========

Weighted average number of shares outstanding:
   Basic .................................................          6,837                            6,747
                                                                =========                        =========
   Diluted ...............................................          6,837                            6,747
                                                                =========                        =========

  The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                      NINE MONTHS ENDED DECEMBER 31,
                                                                                        2001                     2000
                                                                                   --------------            -----------
OPERATING ACTIVITIES:
   Net loss..................................................                      $      (1,503)            $    (5,322)
   Adjustments to reconcile net loss to net
       cash (used for) provided by operating activities:
       Depreciation..........................................                              1,100                   1,079
       Amortization..........................................                                 --                   1,791
       Loss/(Gain) on disposal of fixed assets...............                                 34                     296
       Changes in working capital:
         Accounts receivable.................................                             (9,072)                   (614)
         Specific bad debt reserve...........................                                 --                   1,100
         Other assets........................................                             (2,598)                  3,851
         Accounts payable, accrued expenses and liabilities
                 subject to compromise.......................                              5,664                  (4,511)
       Bankruptcy costs......................................                              1,381                      --
       Less bankruptcy costs paid............................                               (981)                     --
                                                                                   --------------            -----------
           Net cash used for operating activities............                             (5,975)                 (2,330)

INVESTING ACTIVITIES:
   Additions to property and equipment.......................                               (753)                   (641)
   Proceeds received from deposits and sale of equipment.....                                  2                      18
                                                                                   -------------             -----------
           Net cash used for investing activities............                               (751)                   (623)

FINANCING ACTIVITIES:
   Net borrowings on note payable to bank....................                              6,555                   2,800
                                                                                   -------------             -----------
           Net cash provided by financing activities.........                              6,555                   2,800

Effect of exchange rates on cash.............................                                 41                    (277)
                                                                                   -------------             ------------
   Net increase (decrease) in cash and cash equivalents......                               (130)                   (430)
Cash and cash equivalents at beginning of period.............                                256                     792
                                                                                   -------------             -----------
Cash and cash equivalents at end of period...................                      $         126             $       362
                                                                                   =============             ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest..............................................                      $       1,168             $     1,878
                                                                                   =============             ===========
       Income taxes..........................................                      $          83             $       109
                                                                                   =============             ===========




  The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2001

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)
                                   (UNAUDITED)




NOTE A - BANKRUPTCY FILING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

BANKRUPTCY FILING

         The accompanying unaudited financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). On September 13, 2001, International Total Services, Inc. and six of its wholly-owned subsidiaries (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Filing") in the United States Bankruptcy Court in the Eastern District of New York (the "Bankruptcy Court"). The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The Company is managing its business as debtor-in-possession subject to Bankruptcy Court approval. The Company's consolidated financial statements have been prepared in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. As a result of the Chapter 11 Filing, such matters are subject to significant uncertainty.

          Under Chapter 11 proceedings, creditors are stayed from any action to collect unpaid claims in existence at or prior to the filing date ("Pre-petition claims") while the Company continues to manage the business as debtor-in-possession. The Debtors received approval from the Bankruptcy Court to pay certain pre-petition obligations, including employee wages, taxes and benefits. The Company believes that the accompanying consolidated financial statements include sufficient reserves that could be estimated for potential claims. The amount of claims to be filed by creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has numerous executory contracts that could be rejected during the Chapter 11 proceedings.

         Under Chapter 11 proceedings, the rights of, and ultimate payments by, the Company to pre-petition creditors and the Company's stockholders may be substantially impaired. During the Chapter 11 process, pre-petition claims may be liquidated at substantially less than their face value and the equity of the Company's stockholders may be diluted or cancelled. The Debtors have not as yet proposed a plan of reorganization. However, the Company has been negotiating with various parties regarding the potential sale of all or parts of the Company's assets. Any sale transactions would occur through a process supervised by the Bankruptcy Court.

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

BASIS OF PRESENTATION

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of December 31, 2001 and the results of its operations for the three and nine month periods ended December 31, 2001 and 2000 and cash flows for the nine month periods ended December 31, 2001 and 2000 have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Operating results for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

         The Company's fiscal year ends on March 31. Each reference to fiscal year in this Quarterly Report on Form 10-Q represents the year in which such fiscal period ends (i.e. fiscal 2002 is the fiscal year ending March 31, 2002) unless otherwise noted.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior periods' consolidated financial statements and the accompanying notes for comparability to the current year consolidated financial statements.

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

NOTE B - PENDING FEDERAL TAKE OVER OF PRE-BOARD SCREENING FUNCTIONS
         ----------------------------------------------------------

         The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President has signed legislation to make all airport pre-board screeners federal employees by the end of 2002. In the third quarter of fiscal 2002 pre-board screening services revenues represent in excess of 50% of the Company's revenues. The federal take over of pre-board screening services will result in a significant loss of revenues and margin of the aviation services segment of the Company. In addition, it is uncertain if additional changes may be proposed as debate continues on the future of airport security or the impact such changes may have on the Company. The Company believes that the impact of the loss of such a significant portion of business on the Chapter 11 process and future cash flow from operations may preclude the Company from continuing to operate as a going concern. The following pro forma statement of operations for the three and nine months ended December 31, 2001 indicates the Company's best estimate of the financial impact of the loss of the pre-board screening functions.


                                                                          Three Months ended Dec. 31, 2001
                                                                      ---------------------------------------
                                                                                       Pre-Board      Other
                                                                      Consolidated     Screening    Operations*
                                                                      ---------------------------------------
Net operating revenues                                                   $ 56,603       $ 29,907     $ 26,696
Cost of revenues                                                           48,867         26,861       22,006
                                                                      ---------------------------------------
      Gross Margin                                                          7,736          3,046        4,690
Selling, general and administrative expenses                                5,579            567        5,012
Retention costs and deferred costs                                              -              -            -
                                                                      ---------------------------------------
      Operating Income (Loss)                                               2,157          2,479         (322)
                                                                      =======================================

                                                                           Nine Months ended Dec. 31, 2001
                                                                      ---------------------------------------
                                                                                       Pre-Board       Other
                                                                      Consolidated     Screening    Operations *
                                                                      ---------------------------------------
Net operating revenues                                                  $ 147,233       $ 66,495     $ 80,738
Cost of revenues                                                          128,458         59,622       68,836
                                                                      ---------------------------------------
      Gross Margin                                                         18,775          6,873       11,902
Selling, general and administrative expenses                               16,299          1,750       14,549
Retention costs and deferred costs                                            684              -          684
                                                                      ---------------------------------------
      Operating Income (Loss)                                               1,792          5,123       (3,331)
                                                                      =======================================

    * Consists of Commercial Security Services and Aviation Services for skycap, cabin services, wheelchair services, baggage handling and positive claim.

         Pursuant to the federal legislation responsibility for pre-board screening functions is to change from the airlines to the federal government on February 17, 2002. Currently, the federal government is contracting with existing providers to continue to provide these functions for the federal government at least until the government has the infrastructure in place to hire as direct federal employees all persons who would act as pre-board screeners. The Company is currently in discussions with the federal government to continue providing these functions on a cost plus basis including necessary funding by the federal government during this interim period. The Company does not have any agreements with its banks to provide funding for pre-board screening costs during this interim period. It can not be determined at this time if the Company will be able to reach an agreement with the federal government to provide these services after February 17, 2002. Under current law, the Company's involvement with pre-board screening functions will be eliminated no later than the end of 2002.

         The Company does not believe that administrative costs can be reduced enough to offset the net loss that will result from the loss of pre-board screening revenue and margin. The corporate administrative expense infrastructure necessary to support operations and corporate governance as a public company limits the expense reductions needed to offset the loss of pre-board screening revenue and margin. Therefore, the Company is exploring, subject to Bankruptcy Court approval, the sale of the Company in pieces or in its entirety, whichever would produce the greatest proceeds. Although there can be no assurance, the Company does not anticipate that the sale of the assets of the Company will generate sufficient proceeds to satisfy all pre-petition obligations or provide any return to stockholders. It is not known at this time if the government will provide any compensation to the Company for the loss of the pre-board screening revenues.

NOTE C - LIABILITIES SUBJECT TO COMPROMISE
         ---------------------------------

         Liabilities of the Company that existed at the time of the filing of the petition under Chapter 11 on September 13, 2001 are classified as liabilities subject to compromise. With the exception of the Company's secured debt and liabilities of the non- filing subsidiaries, all liabilities as of the filing date have been classified as liabilities subject to compromise and have been deferred. The Court authorized payments of pre-petition wages and certain employee benefits and certain taxes, which amounted to approximately $5.4 million.

Liabilities subject to compromise at December 31,2001 were as follows:

         Accounts payable                                       $5,029
         Accrued payroll and sales taxes                         1,016
         Accrued workers compensation liability                  1,440
         Accrued FAA fines and damage claims                     1,757
         Unclaimed wages                                           921
         Accrued legal and litigation reserves                     822
         Customer deposits/unapplied payments                      802
         Accrued port authority fees                               551
         Accrued state income and franchise taxes                  229
         Accrued employee commissions and bonuses                  109
         General reserves for contingent/unliquidated claims     2,447
                                                                 -----
                                                               $15,123
                                                               =======

NOTE D - DEBTORS CONDENSED COMBINED FINANCIAL STATEMENTS
         -----------------------------------------------

         The following unaudited condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7:

      STATEMENT OF OPERATIONS
                                                                         Three Months         Nine Months
                                                                            Ended                Ended
                                                                       Dec. 31, 2001          Dec. 31, 2001
                                                                   -------------------   --------------------
      Revenues                                                               $ 55,731              $ 144,715
      Cost of revenues                                                         48,241                126,575
                                                                   -------------------   --------------------
      Gross Margin                                                              7,490                 18,140
                                                                   -------------------   --------------------

      Selling, general and administrative                                       5,467                 15,958
      Retention costs, deferred costs, specific bad debt reserve                    -                    684
                                                                   -------------------   --------------------
      Operating Income                                                          2,023                  1,498
                                                                   -------------------   --------------------

      Bankruptcy costs                                                            891                  1,381
      Interest expense                                                            615                  1,773
                                                                   -------------------   --------------------
      Income (Loss) before income taxes                                           517                 (1,656)
                                                                   -------------------   --------------------

      Provision for income taxes                                                   25                     68
                                                                   -------------------   --------------------
      Net Income Loss                                                        $    492              $  (1,724)
                                                                   ===================   ====================


     BALANCE SHEETS
                                                            Dec. 31, 2001             March 31, 2001
                                                       ----------------------    -----------------------
     Cash                                                           $     56                   $      1
     Accounts receivable, net                                         33,963                     25,023
     Intercompany receivable                                           2,732                      2,841
     Other current assets                                              4,588                      1,977
                                                       ----------------------    -----------------------
       Total Current Assets                                           41,339                     29,842
                                                       ----------------------    -----------------------

     Property and Equipment, net                                       1,996                      2,466
     Other assets                                                        114                        118
                                                       ----------------------    -----------------------
       Total Assets                                                 $ 43,449                   $ 32,426
                                                       ======================    =======================

     Accounts payable and accrued liabilities                       $ 17,948                   $ 26,879
     Credit facility/DIP financing                                    29,506                     22,951
                                                       ----------------------    -----------------------
       Total current liabilities                                      47,454                     49,830
                                                       ----------------------    -----------------------
     Liabilities subject to compromise                                15,123                          -
     Shareholders' Equity                                            (19,128)                   (17,404)
                                                       ----------------------    -----------------------
       Total Liabilities and Shareholders' Equity                   $ 43,449                   $ 32,426
                                                       ======================    =======================

STATEMENT OF CASH FLOWS                                                        Nine Months
                                                                                  Ended
                                                                              Dec. 31, 2001
                                                                            ------------------
Operating Activities:
     Net Loss                                                                        $ (1,724)
     Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
        Depreciation                                                                      932
        Loss on disposal of fixed assets                                                   34
        Changes in working capital:
           Accounts receivable                                                         (8,940)
           Other assets                                                                (2,498)
           Accounts payable, accrued expenses and
               liabilities subject to compromise                                        5,792
           Bankruptcy expenses                                                          1,381
           Less: bankruptcy expenses paid                                                (981)
                                                                            ------------------
      Net Cash Used for Operating activities                                           (6,004)
                                                                            ------------------

Investing Activities:
     Additions to property and equipment                                                 (498)
     Proceeds received from sale of equipment                                               2
                                                                            ------------------
      Net cash used for investing activities                                             (496)
                                                                            ------------------

Financing Activities:
     Net borrowings on note payable to bank                                             6,555
                                                                            ------------------
                                                                                        6,555
                                                                            ------------------

     Net increase in cash                                                                  55
Cash and cash equivalents at beginning of period                                            1
                                                                            ------------------
Cash and cash equivalents at end of period                                           $     56
                                                                            ==================





NOTE E - IMPAIRMENT
         ----------

         Management of the Company has evaluated the recoverability of its goodwill and long-lived assets (including identifiable intangibles) under Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of." To assess impairment of identifiable intangibles, goodwill, and other long-lived assets, management has projected undiscounted future cash flows to determine whether the carrying amount of the assets can be recovered over their remaining life and determined that the projected cash outflows exceeded the projected cash inflows. Based on the assessments made, management believed that in the fourth quarter of fiscal 2001 there was a significant impairment of the Company's intangibles. The Company has determined that the intangibles were completely impaired and recorded a loss on impairment of intangibles of $29.0 million in the fourth quarter of fiscal 2001.

NOTE F - REPORTABLE SEGMENTS
         -------------------

         The Company has two segments: Aviation Services and Commercial Security Staffing Services. The aviation services offered by the Company include pre-board screening, skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's Commercial Security Staffing Services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients. In the third quarter of fiscal 2001, the Company discontinued the operations of its Security Products Distribution segment, see Note H.

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

         The following table provides selected information about the Company's two business units. The Company makes operating decisions based on segment revenues, costs of revenues, gross margins, and net income (loss). It does not make operating decisions based on the level of assets held by a segment. Certain reclassifications have been made to the segment financial information for the nine months ended December 31, 2000 for comparability to the fiscal 2002 presentation.


                             SEGMENT DISCLOSURE DATA
                             -----------------------

                                                                               COMMERCIAL
                                                                 AVIATION   SECURITY STAFFING
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001                      SERVICES       SERVICES         TOTALS
-------------------------------------------                      ---------      --------         ------

Net operating revenues....................................     $   116,397     $  30,836       $  147,233
Cost of revenues..........................................     $   103,349     $  25,109       $  128,458
Gross margin  ............................................     $    13,048     $   5,727       $   18,775
Retention, deferred costs and bankruptcy expenses.........     $     1,633     $     432       $    2,065
Net income (loss).........................................     $        67     $  (1,570)      $   (1,503)


FOR THE NINE MONTHS ENDED DECEMBER 31, 2000

Net operating revenues....................................     $   111,545     $  30,748       $  142,293
Cost of revenues..........................................     $   101,280     $  24,665       $  125,945
Gross margin  ............................................     $    10,265     $   6,083       $   16,348
Specific bad debt reserve.................................     $     1,100     $      --       $    1,100
Net loss from continuing operations.......................     $    (2,862)    $  (1,592)      $   (4,453)




DISCLOSURE ABOUT MAJOR CUSTOMERS

         During the nine months ended December 31, 2001 and 2000, revenues from one major customer amounted to $16.2 million and $22.5 million or 11.0% and 15.8%, respectively, of net operating revenues. Services provided to another major customer generated revenues for the Company of $13.8 million or 9.4% of net operating revenues for the nine months ended December 31, 2001 and 12.0% of total revenues during the same period in the prior year.

         Five airline customers, including the two noted above, accounted for approximately 39.7% and 41.6% of net operating revenue for the nine months ended December 31, 2001 and 2000, respectively, and accounted for 26.7% and 35.9% of net accounts receivable at December 31, 2001 and March 31, 2001, respectively.

         Subsequent to February 17, 2002, with the takeover of pre-board screening, the federal government will become the Company's largest customer, see Note B.

NOTE G- FINANCING ARRANGEMENTS
        ----------------------

         Prior to the Company's Chapter 11 Filing, the Company's credit facility was comprised of a $26.5 million facility secured by substantially all accounts receivable, equipment, and other assets. The interest rate on borrowings was prime plus 3.0%. Subsequent to the Chapter 11 Filing, the Company's banks, which provided the existing credit facility, agreed to provide Debtor in Possession financing (the "DIP Financing") as approved by Bankruptcy Court order (the "Financing Order"). The DIP Financing incorporates the existing credit facility and provides for borrowings up to $30.8 million subject to collateral and expenditure limitations. The interest rate remains at prime plus 3.0%. The Financing Order expires on February 28, 2002.

         During Fiscal 2001 the interest rate to be charged on borrowings was prime plus 0.75%, if the loan was repaid by December 31, 2000. The credit facility also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings was prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.5% and effective in July 2001 the interest rate charged on borrowings was increased to prime plus 3.0%.

         As of February 11 2002, the Company was in compliance with the Financing Order and the outstanding obligation under this facility was $30.0 million.

NOTE H-DISCONTINUED OPERATIONS
       -----------------------

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

         The summarized results of discontinued operations and related effect per common share are as follows:


                                                  Three Months    Nine Months
                                                      Ended          Ended
                                                  Dec. 31, 2000  Dec. 31, 2000
                                                  -------------  -------------
            Net operating revenues                   $    34       $ 2,116
            Cost of revenues                             240         2,197
                                                     -------       -------
                        GROSS MARGIN                    (206)          (81)
                                                     -------       -------
            Selling, general and administrative           18            55
                                                     -------       -------
                        OPERATING LOSS                  (224)         (136)
                                                     -------       -------
            Loss on disposal of assets-net               733           733
            Provision for income taxes                     -             -
                                                     -------       -------
                        Net Loss                     $  (957)      $  (869)
                                                     =======       =======

            Net Loss per share:
                                                     -------       -------
               Basic                                 $ (0.14)      $ (0.13)
                                                     -------       -------
               Diluted                               $ (0.14)      $ (0.13)
                                                     =======       =======


NOTE I-CAPITAL STOCK
       -------------

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

         The Voting Trust Agreement provided that all shares of the Company's Common Stock transferred to the Voting Trust were held in trust until the earlier of September 30, 2001 or a payment default by the Company under certain provisions of the Retirement and Consulting Agreement. Pursuant to the Voting Trust Agreement, the Trustees possessed voting power with respect to the shares of the Company's Common Stock held in the Voting Trust, by the action of a majority of the Voting Trustees. In addition, any transfer of the voting trust certificate was only permitted in accordance with the Stock Restriction Agreement.

         Effective September 30, 2001 the Voting Trust Agreement expired by its terms and soon thereafter the voting control returned to Weitzel individually and The Weitzel Family Limited Partnership.

NOTE J- LITIGATION
        ----------

Voting Trustee litigation
-------------------------

         On September 18, 2001, Weitzel filed suit against H. Jeffrey Schwartz,
J. Jeffrey Eakin and John P. O'Brien as Trustees of the Voting Trust, in the court of common pleas in Cuyahoga County, Ohio.(Case # 448850, Judge Shirley Strickland Saffold). The suit was subsequently removed to the Bankruptcy Court. The suit alleges certain breaches of fiduciary duties by the Trustees and requests damages of $25.0 million. The Company is obligated to indemnify the Voting Trustees in accordance with the terms of the Voting Trust Agreement. Such indemnification obligations are covered by insurance subject to certain deductibles. In connection with the Company's indemnification obligations and as a retention incentive for the Trustees, directors and officers of the Company, the Company established a $500,000 Indemnification and Retention Trust (the "Trust") for the Trustees, directors and officers of the Company. In addition to serving as a retention incentive the Company believes the cost of the Trust was prudent given the excessive cost of obtaining adequate fiduciary liability insurance and directors and officers liability insurance at reasonable deductible levels. In the second quarter of fiscal 2002 the Company expensed the entire $500,000 funded to the Trust.

Weitzel litigation
------------------

         On September 25, 2001, the Company filed suit against Weitzel and his son Robert P. Weitzel in the Bankruptcy Court. The suit alleges a breach of the Retirement and Consulting Agreement , a breach of their obligations of good faith and fair dealing, tortious interference with contract, tortious interference with prospective business relationships, and unfair competition. The Company is seeking compensatory damages in an amount in excess of $25.0 million plus interest and damages in the amount of the payments to Weitzel under the Retirement and Consulting Agreement. See Note I.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THREE AND NINE MONTHS ENDED DECEMBER 31, 2001

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

         On September 13, 2001, International Total Services, Inc. and six of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Eastern District of New York. The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or specifically related to an auction process, or the effect of the proceedings on the business of the Company or its subsidiaries or on the interests of its creditors and equity holders.

         The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President has signed legislation to make all airport pre-board screeners federal employees by the end of 2002. In the third quarter of fiscal 2002 pre-board screening services revenues represented in excess of 50% of the Company's revenues. The federal take over of pre-board screening services will result in a significant loss of revenues and margin of the aviation services segment of the Company. In addition, it is uncertain if additional changes may be proposed as debate continues on the future of airport security or the impact such changes may have on the Company. The Company believes that the impact of the loss of such a significant portion of business on the Chapter 11 process and future cash flow from operations may preclude the Company from continuing to operate as a going concern. (See Note B of "Notes to the Consolidated Financial Statements" ).

         The Company does not believe that it can reduce administrative costs enough to offset the net loss that will result from the elimination of pre-board screening revenues and margin due to the federal takeover. Therefore, the Company is exploring, subject to Bankruptcy Court approval, the sale of the Company in pieces or in its entirety, whichever would produce the greatest proceeds. Although there can be no assurance, the Company does not anticipate that the sale of the assets of the Company will generate sufficient proceeds to satisfy all pre-petition obligations or provide any return to stockholders.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended December 31, 2001
--------------------------------------------------------------------------------
and 2000
--------


         The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the third quarter of fiscal 2002 as compared to the same period in fiscal 2001, by segment (dollars in thousands).



                                     For the Three Months Ended December 31,
                                     2001      % of Rev         2000      % of Rev        Inc        % Inc
                                     --------------------       --------------------     --------------------
Net Operating Revenues:
      Aviation                       $ 45,991       81.3%       $ 35,308       78.5%     $ 10,683       30.3%
      Commercial Security              10,612       18.7%          9,695       21.5%          917        9.5%
                                     --------------------       --------------------     --------------------
                                       56,603      100.0%         45,003      100.0%       11,600       25.8%
                                     --------------------       --------------------     --------------------
Cost of Revenues:
      Aviation                         40,402       87.8%         31,145       88.2%        9,257       29.7%
      Commercial Security               8,465       79.8%          7,783       80.3%          682        8.8%
                                     --------------------       --------------------     --------------------
                                       48,867       86.3%         38,928       86.5%        9,939       25.5%
                                     --------------------       --------------------     --------------------
Gross Margin:
      Aviation                          5,589       12.2%          4,163       11.8%        1,426       34.3%
      Commercial Security               2,147       20.2%          1,912       19.7%          235       12.3%
                                     --------------------       --------------------     --------------------
                                      $ 7,736       13.7%        $ 6,075       13.5%      $ 1,661       27.3%
                                     ====================       ====================     ====================

         NET OPERATING REVENUES. Net operating revenues in the third quarter of fiscal 2002 increased by $11.6 million, or 25.8%, as compared with the third quarter of fiscal 2001. The increase was primarily attributable to the Aviation Services segment, which benefited from significant rate increases and additional security staffing requirements related to pre-board screening functions following the events of September 11, 2001. Revenues related to pre-board screening functions increased approximately $10.0 million in the third quarter of fiscal 2002 as compared with the same period last year.

         The increase in Aviation Services revenues related to the pre-board screening functions is not long term since these functions are to be taken over by the federal government by the end of 2002, and possibly much sooner. There can be no assurance that the Company can continue to operate as a going concern with the loss of this revenue stream, which represents approximately 63% of Aviation Services revenues. (See Note B of "Notes to the Consolidated Financial Statements"). The Company is exploring a possible sale of the Aviation Services division exclusive of the pre-board screening functions.

         The increase in Commercial Security Staffing Services net revenues was primarily related to the gradual start up of two new national accounts, which were phased in during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. During fiscal 2001 Commercial Security Staffing Services revenues declined principally due to the Company's strategy to eliminate contracts that did not meet the Company's profit criteria. The Company believes that this process is complete and in the first quarter of fiscal 2002 revenues increased over 6% from the prior quarter and revenues in the second quarter of fiscal 2002 increased 3.0% over the first quarter of fiscal 2002. Revenues in the third fiscal quarter (fourth calendar quarter) typically are higher than other quarters due to the increase in temporary security services contracts during the holiday season.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the third quarter of fiscal 2002, total cost of revenues increased $9.9 million, or 25.5%, as compared to the same period in fiscal 2001. Most of this increase was due to costs associated with the increased wage rates and higher staffing level requirements for additional services associated with the pre-board screening functions in the Aviation Services Segment. As a percentage of net operating revenues, cost of net operating revenues decreased from 86.5% in fiscal 2001 to 86.3% in fiscal 2002, Aviation Services gross margin increased from 11.8% in the third quarter of fiscal 2001 to 12.2% for the same period in fiscal 2002. Commercial Security Staffing Services gross margin increased from 19.7% in the third quarter of fiscal 2001 to 20.2% for the same period in fiscal 2002. Commencing in the fourth quarter of fiscal 2002, the cost for workers compensation coverage will increase significantly, which could have a material adverse effect on the Company's cost of revenues. The Company was unable to obtain coverage from insurance carriers upon the expiration of the existing policy in December 2001 due to the uncertainty regarding the Company continuing as a going concern.
With no alternatives and to continue operations, the Company was then required to enroll in workers compensation coverage by State being placed in assigned risk pools at significantly increased rates.

         The Company's ability to obtain price increases for Aviation Services is dependent, in part, upon the economic strength of the airline industry. The terrorist attack on September 11, 2001 has led to a complete reevaluation of the role of the federal government and the private sector in providing security services at airports as well as significantly impacted the financial stability of the airline industry. There is significant uncertainty regarding the impact these issues will have on the Company's accounts receivable collectibility, future revenues and gross margins or if the Company can continue to operate as a going concern.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). Certain reclassifications have been made to the segment financial information for the three months ended December 31, 2000 for comparability to the fiscal 2002 presentation. The following table breaks down S, G & A by business segment and corporate administrative costs (in thousands):


                                              Three Months ended December 31,
                                              -------------------------------
                                                 2001                2000
                                              --------            --------
Aviation                                       $ 2,057             $ 1,727
Commercial Security                              1,559               1,512
Corporate Administration                         1,963               2,048
                                              --------            --------
                                               $ 5,579             $ 5,287
                                              ========            ========




         Total S, G & A expenses increased approximately $292,000, or 5.5%, in the third quarter of fiscal 2002 as compared to the same period in fiscal 2001. S, G & A expenses were 9.9% and 11.6% of net operating revenues for the third quarter of fiscal 2002 and 2001, respectively.

         Aviation Services S, G & A expenses increased approximately $330,000 for the third quarter of fiscal 2002 as compared to the same period in fiscal 2001. The increase was due to incentive programs implemented in fiscal 2002 for employees based on price increases obtained or meeting target gross margin levels and bad debt expense related to the bankruptcy filing of two airline companies which were customers of the Company.

         Commercial Security Staffing Services S, G & A expenses increased approximately $47,000 in the third quarter of fiscal 2002 as compared to the same period in fiscal 2001. The increase was primarily related to the opening of new administrative offices in five cities to support one of the new national contracts started in the fourth quarter of fiscal 2001. Although there can be no assurance, the Company anticipates additional revenues to be generated by the opening of the new offices that will offset the increase in administrative costs.

         Corporate Administration S, G & A expenses decreased approximately $85,000 in the third quarter of fiscal 2002 as compared to the same period in fiscal 2001. The decrease primarily related to legal costs in the third quarter of fiscal 2002 as compared to the same period in fiscal 2001. The decrease in legal costs related to litigation costs and settlements, which has declined since the Company's Chapter 11 Filing.

         RETENTION, DEFERRED COSTS, SPECIFIC BAD DEBT RESERVE. In the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company had a receivable from this customer of approximately $1.1 million, which was fully reserved as uncollectible and expensed to S, G & A during the third quarter of fiscal 2001 due to the customer's bankruptcy filing.

         AMORTIZATION EXPENSE. There was no contract and goodwill amortization expense in the third quarter of fiscal 2002 due to the impairment of all intangibles recorded in the fourth quarter of fiscal 2001. (See Note E of "Notes to the Consolidated Financial Statements").

         BANKRUPTCY EXPENSES. In the third quarter of fiscal 2002 the Company expensed $891,000 of bankruptcy legal counsel fees and consulting fees related to the Company's Chapter 11 Filing.

         INTEREST EXPENSE. In the third quarter of fiscal 2002, interest expense decreased approximately $152,000 as compared to the third quarter of fiscal 2001. The decrease in interest expense was related to a $75,000 non-cash charge in the third quarter of fiscal 2001 related to the put option associated with the warrants to purchase stock granted to the Bank and to a one-time retroactive interest rate adjustment in the third quarter of fiscal 2001 of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. See Liquidity and Capital Resources. These decreases were partially off set by the average outstanding debt increasing from $23.1 million during the third quarter of fiscal 2001 to $27.6 million during the third quarter of fiscal 2002. The interest expense on the increase in borrowings was partially offset by the Company's effective borrowing rate decreasing from 10.75% to 8.4% for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2002. The decrease in the effective borrowing rate was due to the decrease in the prime rate of interest, partially offset by an increase in the Company's borrowing rate to prime plus 3.0% from prime plus 1.5%, See Liquidity and Capital Resources.

         INCOME TAXES. Due to the loss incurred for the nine months ended December 31, 2001, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax expense/benefit was recorded in the third quarter of fiscal 2002 or fiscal 2001. The tax provision for the third quarter of fiscal 2002 and fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. Discontinued operations generated a net loss for the three months ended December 31, 2000 of approximately $957,000. (See Note H of "Notes to the Consolidated Financial Statements").

Comparison of results of operations for the nine months ended December 31, 2001
-------------------------------------------------------------------------------
and 2000
--------

          The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for the nine months ended December 31, 2001 of fiscal 2002 as compared to the same period in fiscal 2001, by segment (dollars in thousands).

                                     For the Nine Months Ended December 31,
                                  2001       % of Rev        2000      % of Rev     Inc/(Dec)   % Inc/(Dec)
                                 ----------------------     ---------------------     ----------------------
Net Operating Revenues:
    Aviation                     $ 116,397        79.1%     $ 111,545       78.4%      $ 4,852          4.4%
    Commercial Security             30,836        20.9%        30,748       21.6%           88          0.3%
                                 ----------------------     ---------------------     ----------------------
                                   147,233       100.0%       142,293      100.0%        4,940          3.5%
                                 ----------------------     ---------------------     ----------------------
Cost of Revenues:
    Aviation                       103,349        88.8%       101,280       90.8%        2,069          2.0%
    Commercial Security             25,109        81.4%        24,665       80.2%          444          1.8%
                                 ----------------------     ---------------------     ----------------------
                                   128,458        87.2%       125,945       88.5%        2,513          2.0%
                                 ----------------------     ---------------------     ----------------------
Gross Margin:
    Aviation                        13,048        11.2%        10,265        9.2%        2,783         27.1%
    Commercial Security              5,727        18.6%         6,083       19.8%         (356)        -5.9%
                                 ----------------------     ---------------------     ----------------------
                                  $ 18,775        12.8%      $ 16,348       11.5%      $ 2,427         14.9%
                                 ======================     =====================     =======================


         NET OPERATING REVENUES. Net operating revenues in the first nine months of fiscal 2002 increased by $4.9 million, or 3.5%, as compared with the same period of fiscal 2001. The increase was primarily attributable to the Aviation Services segment, which benefits from significant rate increases and additional security staffing requirements related to pre-board screening functions following the events of September 11, 2001. Revenues related to pre-board screening functions increased approximately $10.0 million in the third quarter of fiscal 2002 as compared with the same period last year.

         The increase in Aviation Services revenues related to the pre-board screening functions is not long term since these functions are to be taken over by the federal government by the end of 2002, and possibly much sooner. There can be no assurance that the Company can continue to operate as a going concern with the loss of this revenue stream, which represents approximately

63% of Aviation Services revenues. (See Note B of "Notes to the Consolidated Financial Statements"). The Company is exploring a possible sale of the Aviation Services division exclusive of the pre-board screening functions.

         Commercial Security Staffing Services revenues increased by $0.1 million in the first nine months of fiscal 2002 as compared to the same period in fiscal 2001. During fiscal 2001 Commercial Security Staffing Services revenues declined principally due to the Company's strategy to eliminate contracts that did not meet the Company's profit criteria. The Company believes that this process is complete and in the first quarter of fiscal 2002 revenues increased over 6% from the prior quarter and revenues in the second quarter of fiscal 2002 increased 3.0% over the first quarter of fiscal 2002. The continued increase was primarily due to the recent gradual start up of two new national accounts.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In the first nine of fiscal 2002, total cost of revenues increased $2.5 million, or 2.0%, as compared to the same period in fiscal 2001. Most of this increase was due to costs associated with the increased wage rates and higher staffing level requirements for additional services associated with the pre-board screening functions in the Aviation Services segment. As a percentage of net operating revenues, cost of net operating revenues decreased from 88.5% in fiscal 2001 to 87.2% in fiscal 2002. This is attributable to both the Company's implementation of process improvement initiatives and cost cutting measures within both the Aviation Services and the Commercial Security Staffing Services segments as well as rate increases and overtime reimbursement for pre-board screening functions. Aviation Services gross margin increased from 9.2% in the first nine months of fiscal 2001 to 11.2% for the same period in fiscal 2002. Commercial Security Staffing Services gross margin decreased from 19.8% in the first nine months of fiscal 2001 to 18.6% for the same period in fiscal 2002. Commencing in the fourth quarter of fiscal 2002, the cost for workers compensation coverage will increase significantly, which could have a material adverse effect on the Company's cost of revenues. The Company was unable to obtain coverage from insurance carriers upon the expiration of the existing policy in December 2001 due to the uncertainty regarding the Company continuing as a going concern. With no alternatives and to continue operations, the Company was then required to enroll in workers compensation coverage by State being placed in assigned risk pools at significantly increased rates.

         The Company's ability to obtain price increases for Aviation Services is dependent, in part, upon the economic strength of the airline industry. The terrorist attack on September 11, 2001 has led to a complete reevaluation of the role of the federal government and the private sector in providing security services at airports as well as significantly impacted the financial stability of the airline industry. There is significant uncertainty regarding the impact these issues will have on the Company's accounts receivable collectibility, future revenues and gross margins or if the Company can continue to operate as a going concern.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). Certain reclassifications have been made to the segment financial information for the nine months ended December 31, 2000 for comparability to the fiscal 2002 presentation. The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):


                                                  Nine Months ended Dec. 31,
                                                 ===========================
                                                     2001              2000
                                                 ---------------------------
Aviation                                           $ 5,640           $ 5,390
Commercial Security                                  4,730             4,519
Corporate Administration                             5,929             5,789
                                                   -------           -------
                                                   $16,299           $15,698
                                                   =======           =======



         Total S, G & A expenses increased $0.6 million, or 3.8%, in the first nine months of fiscal 2002 as compared to the same period in fiscal 2001. S, G & A expenses were 11.1% and 11.0% of net operating revenues for the first nine months of fiscal 2002 and 2001, respectively.

         Aviation Services S, G & A expenses increased approximately $250,000 for the first nine months of fiscal 2002 as compared to the same period in fiscal 2001. The increase was due to incentive programs implemented in fiscal 2002 for employees based on price increases obtained or meeting target gross margin levels and bad debt expense related to bankruptcy filing of two airline companies. These increases were partially off set by aviation contracts that have been lost in competitive bidding combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary and payroll taxes and benefits.

         Commercial Security Staffing Services S, G & A expenses increased approximately $211,000 in the first nine months of fiscal 2002 as compared to the same period in fiscal 2001. The increase was primarily related to the opening of new administrative offices in five cities to support one of the new national contracts started in the fourth quarter of fiscal 2001. Although there can be no assurance, the Company anticipates additional revenues to be generated by the opening of the new offices that will offset the increase in administrative costs.

         Corporate Administration S, G & A expenses increased approximately $140,000 in the first nine months of fiscal 2002 as compared to the same period in fiscal 2001. The increase primarily related to legal costs, the increase in legal costs related to litigation costs and settlements occurring in the second quarter of fiscal 2002.

         RETENTION, DEFERRED COST AND SPECIFIC BAD DEBT RESERVE. The Company is a party to retention agreements with its directors and certain of its officers, which, among other things, confirms the charter and statutory indemnity obligations of the Company. Due to the high cost of obtaining director and officer liability insurance with a reasonable deductible, the Company established and funded an indemnification and retention trust of $500,000 to fund costs under the deductible for any litigation against officers, directors and the Voting Trustees. The funds would be returned to the Company if not used. Due to outstanding litigation involving the Voting Trustees the Company expensed the entire $500,000 in the second quarter of fiscal 2002. (See Note J of "Notes to the Consolidated Financial Statements"). In addition the Company expensed approximately $184,000 of deferred transaction costs associated with the Company's efforts to obtain new equity or alternative financing. The deferred costs were expensed as a result of the Company's Chapter 11 Filing.

         In the third quarter of fiscal 2001 a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company has a receivable from this customer of approximately $1.1 million, which has been fully reserved as uncollectible and expensed to S, G & A during the third quarter of fiscal 2001 due to the customer's bankruptcy filing

         AMORTIZATION EXPENSE. There was no contract and goodwill amortization expense in the first nine months of fiscal 2002 due to the impairment of all intangibles recorded in the fourth quarter of fiscal 2001. (See Note E of "Notes to the Consolidated Financial Statements").

         BANKRUPTCY EXPENSES. Since the Chapter 11 Filing in September of fiscal 2002 the Company has expensed $1.2 million of bankruptcy legal fees and approximately $170,000 of consulting fees and other costs related to the Company's Chapter 11 Filing.

         INTEREST EXPENSE. In the first nine months of fiscal 2002, interest expense decreased to $1.8 million from $2.1 million in the same period of fiscal 2001. The decrease in interest expense was primarily related to a $225,000 non-cash charge in the first nine months of fiscal 2001 related to the put option associated with the warrants to purchase stock granted to the Bank. This decrease was partially off set by average outstanding debt increasing from $23.1 million during the first nine months of fiscal 2001 to $26.0 million during the same period of fiscal 2002. This increase in debt was primarily incurred to fund the recent wage rate increases that have been granted in an effort to stabilize the Company's workforce and workers compensation premium costs. In addition, the Company's effective borrowing rate decreased from 10.6% to 9.0% for the first nine months of fiscal 2001 as compared to the same period of fiscal 2002. The decrease in the effective borrowing rate was due to the decrease in the prime rate of interest partially offset by an increase in the Company's borrowing rate to prime plus 3.0% from prime plus 1.5%, See Liquidity and Capital Resources.

         INCOME TAXES. Due to the loss incurred, and the uncertainty of the Company's ability to realize any carry forward tax benefits, no tax benefit was recorded in the first nine months of fiscal 2002 or fiscal 2001. The tax provision for the first nine months of fiscal 2002 and fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. Discontinued operations generated a net loss for the nine months ended December 31, 2000 of approximately $869,000. (See Note H of "Notes to the Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. Operating activities used net cash of approximately $6.0 million and financing activities generated net cash of $6.6 million during the nine months ended December 31, 2001. The primary use of funds in the first nine months of fiscal 2002 was to fund payroll related to staffing increases required by the airlines as well as prepaid worker's compensation costs and Commercial Security start up costs. The significant rate and staffing increases are reflected in the $ 9.1 million increase in accounts receivable.

         During the first nine months of fiscal 2002, principal uses of funds, in addition to working capital requirements, included expenditures associated with capital expenditures. The Company anticipates capital expenditures during the balance of fiscal 2002 of approximately $0.1 million, primarily related to computer systems and equipment used in operations.

         The Company generated negative cash flow from operations for fiscal 2001 and the first nine months of fiscal 2002. In the second quarter of fiscal 2002 the Company had virtually exhausted funds available under its credit facility, was unable to meet current trade payable obligations and was unable to obtain additional sources of funding. These factors lead to the Company to file voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Filing") in the United States Bankruptcy Court in the Eastern District of New York (the "Bankruptcy Court"). The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The Company is managing its business as debtor-in-possession subject to Bankruptcy Court approval.

         The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President has signed legislation to make all airport pre-board screeners federal employees by the end of 2002. In the third quarter of fiscal 2002 pre-board screening services revenues represent in excess of 50% of the Company's revenues. The federal take over of pre-board screening services will result in a significant loss of revenues and margin of the Aviation Services segment of the Company. In addition, it is uncertain if additional changes may be proposed as debate continues on the future of airport security or the impact such changes may have on the Company. The Company believes that the impact of the loss of such a significant portion of business on the Chapter 11 process and future cash flow from operations may preclude the Company from continuing to operate as a going concern. (See Note B of "Notes to the Consolidated Financial Statements").

         Pursuant to the federal legislation responsibility for pre-board screening functions is to change from the airlines to the federal government on February 17, 2002. Currently, the federal government is contracting with existing providers to continue to provide these functions for the federal government at least until the government has the infrastructure in place to hire as direct federal employees all persons who would act as pre-board screeners. The Company is currently in discussions with the federal government to continue providing these functions on a cost plus basis including necessary funding provided by the federal government during this interim period. The Company does not have any agreements with its banks to provide funding for pre-board screening costs during this interim period. It can not be determined at this time if the Company will be able to reach an agreement with the federal government to provide these services after February 17, 2002. Under current law, the Company's involvement with pre-board screening functions will be eliminated no later than the end of 2002.

         The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. As a result of the Chapter 11 Filing and the federal government take over of the pre-board screening functions, such matters are subject to significant uncertainty.

         Prior to the Company's Chapter 11 Filing, the Company's credit facility was comprised of a $26.5 million facility secured by substantially all accounts receivable, equipment, and other assets. The interest rate on borrowings was prime plus 3.0%. Subsequent to the Chapter 11 Filing, the Company's banks, which provide the existing credit facility, agreed to provide Debtor in Possession financing ("DIP Financing") as approved by Court order ("Financing Order"). The DIP Financing incorporates the existing facility and provides for borrowings up to $30.8 million subject to collateral and expenditure limitations. The interest rate remains at prime plus 3%. The Financing Order expires on February 28, 2002.

         During Fiscal 2001 the interest rate charged on borrowings was prime plus 0.75%, if the loan was repaid by December 31, 2000. The credit facility also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings equals prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.50% and effective in July 2001 the interest rate charged on borrowings was increased to prime plus 3%.

         Under the Company's DIP Financing liquidity will be impacted by the uncertainty of the Bankruptcy proceedings, the short term and numerous restrictions of the DIP Financing, the uncertainty of the financial condition of the airline industry and the outcome of the auction process in the Bankruptcy proceedings. In addition, previously unexpected liquidity requirements has resulted from recent wage rate increases that have been granted in an effort to stabilize the Company's workforce. Although these wage increases are reflected in the increase in accounts receivable, their inflationary impact was reflected in increased payroll disbursements in advance of increased collections, which has resulted in the Banks increasing the availability under the DIP financing. As a result of these factors, there can be no assurance existing or future sources of liquidity will be adequate.

         As of February 11, 2002, the Company was in compliance with the Financing Order and the outstanding obligation under this facility was $30.0 million.


FORWARD LOOKING STATEMENTS

         Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements in this quarterly report, including the notes to the consolidated financial statements, describe factors that could contribute to or cause such differences. These factors include, among others, actions taken by the federal government, the Company's ability to successfully reorganize in Chapter 11, availability of other sources of funding, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, and negative publicity regarding the airline security and services and commercial staffing services industries. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are referred to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission which identifies certain risk factors.

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

         Foreign Currency Risk. A portion of the Company's revenues, (1.7% through December 31, 2001), are received, and operating costs are incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposes the Company to certain foreign exchange rate risks, which the Company believes are not significant. The Company does not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         Interest Rate Risk. The Company maintains DIP financing which subjects the Company to the risk of loss associated with movements in market interest rates. This line of credit had a balance at December 31, 2001 of $29.5 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowing are made on this line of credit on a daily basis subject to a market variable rate of interest, the December 31, 2001 balance of this debt is considered to be at fair value. Based upon the Company's current outstanding balance on its revolving line of credit, a hypothetical increase of approximately 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $295,000 on an annual basis. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part I - Financial Information; Item 1 Financial Statements - Note J of
    "Notes to the Consolidated Financial Statements"

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(a)      Exhibits:

                          EXHIBIT NUMBER      DESCRIPTION
                          --------------      -----------
                              10.32.1         Ninth stipulation modifying and
                                              amending the Final Order of the
                                              United States Bankruptcy Court for
                                              the Eastern District of New York
                                              authorizing financing and limited
                                              use of cash collateral, granting
                                              senior liens and priority
                                              administrative expense status, and
                                              modifying the automatic stay.


(b)      Reports on Form 8 - K

                      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2002

                                International Total Services, Inc.

                                By:  /s/  Mark D. Thompson
                                     -------------------------------------------
                                     Mark D. Thompson
                                     President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 14, 2002                    /s/  Mark D. Thompson
-----------------                    -------------------------------------------
                                     Mark D. Thompson
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

February 14, 2002                    /s/  Ronald P. Koegler
-----------------                    -------------------------------------------
                                     Ronald P. Koegler
                                     Executive Vice President and Controller
                                     (Principal Accounting Officer)


February 14, 2002                    /s/ Michael F. Sosh
-----------------                    -------------------------------------------
                                     Michael F. Sosh
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial Officer)