Form 10-K
period 2002-03-31
INTERNATIONAL TOTAL SERVICES INC
filed 2002-07-02
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
    [X[          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                       OR
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing market price on June 19, 2002, was approximately $267,572 (based on the closing price of the registrant's Common Stock on the Electronic Quotation System of the National Quotation Bureau LLC). As of June 19, 2002, the registrant had 6,837,494 shares of Common Stock issued and outstanding.

                                TABLE OF CONTENTS

PART I                                                                                                             PAGE
------                                                                                                             ----

         Item 1.      Business....................................................................................    1
         Item 2.      Properties..................................................................................    6
         Item 3.      Legal Proceedings...........................................................................    6
         Item 4.      Submission of Matters to a Vote of Security Holders.........................................    7
                      Executive Officers..........................................................................    7

PART II
-------

         Item 5.      Market for Registrant's Common Stock and Related Shareholder Matters........................    8
         Item 6.      Selected Financial Data.....................................................................   10
         Item 7.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................................   11
         Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..................................   18
         Item 8.      Consolidated Financial Statements and Supplementary Data....................................   20
         Item 9.      Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure....................................................................   20

PART III
--------

         Item 10.     Directors and Executive Officers of the Registrant..........................................   21
         Item 11.     Executive Compensation......................................................................   22
         Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................   25
         Item 13.     Certain Relationships and Related Transactions..............................................   27
         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   27

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K ("Form 10-K") contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and in the documents incorporated by reference herein and include, among other things, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, of International Total Services, Inc., an Ohio corporation (the "Company" or "ITS"), its directors or its officers with respect to the potential recovery of secured creditors, unsecured creditors and stockholders as a result of the Company's Chapter 11 filing.

         Readers are cautioned that any forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements in this Form 10-K, including the notes to the consolidated financial statements, describe factors that could contribute to or cause such differences. These factors include, among others, actions taken by the federal government, the outcome of the bankruptcy case and availability of other sources of funding. Readers are cautioned not to place undue reliance on forward-looking statements. Other factors that could cause actual results to differ materially from projected results include, but are not limited to, those factors discussed in the "Risk Factors" section of the prospectus contained in the Company's Registration Statement on Form S-1 (Registration No. 333-29463), as amended.

                                     PART I

ITEM 1. Business

         The Company's fiscal year ends on March 31, and its fiscal years are identified by reference to the calendar year in which they end. For example, the fiscal year ended March 31, 2002 is referred to as "fiscal 2002."

COMPANY OVERVIEW

         Until the end of fiscal 2002, the Company was a significant domestic provider of aviation contract support services and also a provider of commercial security staffing services. The Company provided services to customers in more than 150 cities in the United States and the United Kingdom. Aviation services offered by the Company include pre-board screening, skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations (collectively, except for pre-board screening, "Aviation Services"). The Company's security services extended beyond aviation security, and included the provision of commercial security staffing services to government and business clients, hospitals, arenas and museums ("Commercial Security").

         On September 13, 2001, International Total Services, Inc. and six of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Filing") in the United States Bankruptcy Court in the Eastern District of New York (the "Bankruptcy Court"). The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The Chapter 11 Filing was not related in any way to the terrorist attack on September 11, 2001.

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

         The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President of the United States has signed legislation to make all airport pre-board screeners federal employees by the end of 2002 (the "Federal Takeover Legislation").

The Company believes that the impact of the loss of pre-board screening, which as of the filing of this Form 10-K is the Company's only remaining line of business, may preclude the Company from continuing to operate as a going concern after November 18, 2002. (See Note B of "Notes to the Consolidated Financial Statements").

         Because the Company did not believe that it could reduce administrative costs enough to offset the elimination of pre-board screening revenues and margin due to the Federal Takeover Legislation, in early 2002, the Company, through the Bankruptcy Court, marketed and sold the Aviation Services business, the Commercial Security business and the United Kingdom operations. The Company's only remaining business is providing pre-board screening services to the federal government, and this revenue is temporary as the federal government is required by law to take over the pre-board screening process with federal employees by November 18, 2002. Although there can be no assurance, the Company does not anticipate that its short-term federal government contract and the sale of the assets of the Company will generate sufficient proceeds to satisfy all pre-petition obligations or provide any return to stockholders.

         The Company has entered into an arrangement with the federal government (the "FAA Agreement") to continue providing these functions, with necessary funding provided by the federal government during this interim period. The Company does not have any agreements with its banks to provide funding for pre-board screening costs during this interim period. Under current law, the Company's involvement with pre-board screening functions will be eliminated no later than November 18, 2002.

         The Chapter 11 Filing, the implementation of the Federal Takeover Legislation, the fact that the Company has incurred a net loss for fiscal 2002, fiscal 2001, and fiscal 2000, has negative net worth, and operations generated negative cash flow for fiscal 2002 and 2001, raise substantial doubt about the Company's ability to continue as a going concern following the termination of the FAA Agreement.

COMPANY RECENT HISTORY

         The Company under prior management had aggressively pursued acquisitions following the initial public offering of its stock in 1997 (the "Initial Offering"). From the Initial Offering through June 1999, the Company completed 18 acquisitions while utilizing the entire $30.0 million in proceeds from the offering plus incurring an additional $15.0 to $20.0 million in bank debt. The rapid growth through acquisitions (revenue increased from $115.0 million in fiscal 1997 to $227.0 million in fiscal 1999) combined with the Company's inadequate financial controls and procedures resulted in the following events:

         - On June 1, 1999, the Company announced that its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 would not be filed with the Securities and Exchange Commission by the prescribed due date.

         - On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of the Common Stock on that market, would be halted. The primary cause of the halt was the Company's failure to timely file its Form 10-K for the fiscal year ended March 31, 1999.

         - On September 9, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market. Although the Company subsequently filed the Form 10-K for the year ended March 31, 1999, the Company does not meet the requirements necessary to regain listing on the Nasdaq Stock Market.

         - The Company received a letter dated August 20, 1999 from Arthur Andersen LLP, the Company's independent public accountants that indicated that certain matters related to the accounting systems and internal controls of the Company were considered to be a "material weakness".

         - On October 19, 1999, Robert A. Weitzel ("Weitzel") resigned as the Chairman, Chief Executive Officer and Director of the Company and entered into certain arrangements. (See Note N of the Notes to the Consolidated Financial Statements).

         - Prior to the issuance of the fiscal 1999 financial statements it was determined that the Company's previously issued fiscal 1998, 1997, 1996 and 1995 financial statements and the unaudited results for the first, second and third quarters of fiscal 1999 required restatement. The restatement was to correct accounting that resulted from the failure of the

           Company to properly consider information available at the time those financial statements were prepared, including information that may not have been considered due to errors and omissions in accounting or corporate records. The Company's restated financial statements were included in the fiscal 1999 10-K as filed with the Securities and Exchange Commission in May 2000.

         - The Company's Board of Directors recruited a new management team in the third quarter of fiscal 2000.

         In addition to the financial control and procedure issues, the Company also faced excessive debt levels, was in violation of certain debt covenants, and had debt maturing in April 2000. The Company's operations had failed to adjust its bidding and rate request practices to reflect the low unemployment levels which adversely affected the Company's ability to attract and retain the workforce needed to provide the services required under its service contracts. The difficulty in attracting workers resulted in the Company paying overtime and forced the Company to increase wages paid to employees in advance of increases in rates paid by the Company's customers. These factors resulted in downward pressure on the Company's margins and profitability. The Company also had liquidity constraints due to the amount of debt and the terms of the existing credit facility.

         The Company's Board of Directors and the new management team developed a strategy to eliminate low margin or unprofitable contracts. The Company decided to use its established business base as a platform to seek internal growth through a focus on sales and service, seeking an expansion of services provided to existing customers and actively pursuing reasonable margin contracts with new and existing customers. Expanding services at existing locations enables the Company to obtain synergies by leveraging the administrative structure already in place. It was management's intention to seek higher margins by concentrating marketing efforts on higher margin opportunities, to formulate and implement business process improvements initiatives, evaluate past acquisitions, improve customer services and reduce and/or control costs with the goal of improving operating cash flow and profits. The Company's new management team determined that the Company's cost of capital made it extremely difficult to find accretive acquisitions, given historical and prevailing operating margins in the Company's lines of business which limit the effective yield of capital invested in such acquisitions. The Company's credit facility also prohibits any further acquisitions. Current management's strategy and initiatives resulted in the following;

         - In April 2000, the Company obtained from its lenders an extension of the term to April 1, 2001, with a reduction in the interest rate.

         - The Company completed its evaluation of the security products distribution business segment and determined that the segment was not generating a sustainable profit and decided to exit this business segment. In March 2000, the Company completed the disposition of a portion of the security products distribution business and subsequently discontinued all operations in the segment.

         - The Company initiated system and procedure enhancements to upgrade the inadequate systems and internal control procedures. The Company developed a new payroll billing process to improve the accuracy and timeliness of billings to customers.

         - Subsequent to the audit for fiscal 2000, the Company was informed by Arthur Andersen LLP, that during the fiscal 2000 audit no material weaknesses in internal controls were identified.

         - The Company attempted to obtain equity funding to resolve its liquidity problems. On February 7, 2001 the Company signed a Letter of Intent with Brantley Partners IV, L.P. and Brantley Capital Corporation (collectively "Brantley") whereby Brantley would invest $10 million to acquire a controlling equity interest in the Company. On March 16, 2001, Brantley terminated negotiations under the Letter of Intent. The Company continued negotiations for equity funding or sale of the Company with various parties but was unable to reach a definitive agreement.

         - The Company's strategy to improve margins and reduce costs resulted in margins increasing as a percent to revenue from 8.3% in fiscal 2000, to 11.7 % in fiscal 2001, to 12.8% in fiscal 2002. In addition, operating income/(loss), excluding retention costs, deferred costs, specific bad debt reserve, amortization expense and loss on impairment of intangibles, improved from an operating loss of $9.4 million in fiscal 2000, to an operating income of approximately $671,000 in fiscal 2001 to operating income of $4.0 million in fiscal 2002.

         - Although the Company achieved positive operating income, the cash flow deficits experienced in the past combined with the write off of approximately $1.1 million in receivables in the third quarter of fiscal 2001 due to a bankruptcy filing of a major customer virtually exhausted the funds available to the Company in the second quarter of fiscal 2002. There was minimal availability, and on many days zero availability, remaining on the Company's credit facility.


         The Company's continued cash flow deficiency, substantial negative net worth and the maturity of its credit facility made it impossible to continue to operate in its existing structure. The Company had been exploring for some time ways to address its financial difficulties and had been in discussions with its lenders and potential investors on a variety of strategic alternatives. Although the Company had achieved profitable operations before restructuring, integration and interest costs, debt levels were unsustainable. It became apparent that a viable out-of-court alternative did not exist and the Chapter 11 Filing became necessary. The Chapter 11 Filing will enable the Company to complete a reorganization or liquidation process in an orderly fashion.

COMMON STOCK

         In September 1997, the Company completed its Initial Offering. The Company used the proceeds from the Initial Offering to fund acquisitions, repay indebtedness and for general corporate purposes, including funding of working capital.

SUBSEQUENT  EVENTS

         Subsequent to March 31, 2002, the Company completed the sale of its Aviation Services business, Commercial Security business and its United Kingdom operations (collectively, the "Chapter 11 Dispositions").

         The sale of the Aviation Services business closed effective April 1, 2002. The Company sold all of the Aviation Services contracts and related fixed assets. The purchase price was $1.5 million. The Company recorded a net gain on the disposition of $1.0 million in April 2002.

         Effective April 29, 2002, the Company sold its Commercial Security business. The sale included all the Commercial Security contracts, all fixed assets used in the Commercial Security business and all of the eligible accounts receivable related to Commercial Security customers as defined in the purchase agreement with the buyer assuming all the accrued payroll and payroll taxes associated with the Commercial Security business. The purchase price was $4.8 million. The Company recorded a net gain on the disposition of $1.5 million in April 2002.

         Effective May 24, 2002 the Company sold all the assets and liabilities of its United Kingdom subsidiary for approximately $800,000. The Company recorded a net loss on the disposition of $1.0 million in March 2002.

         COMPANY OPERATIONS

         The following table presents the percentage of the Company's revenues derived by type of service provided for the periods shown:

                                                          Fiscal Year Ended March 31,
               Aviation Staffing Services (a)            2002         2001         2000
                                                        ----------------------------------
                  Pre-Board Screening                    51.4%        36.4%        31.5%
                  Other Aviation Security Services (b)    1.2%         4.2%         3.9%
                  Ramp and Ground Handling Services (b)  16.8%        23.9%        29.6%
                  Other (b)                              11.4%        13.9%        12.0%
                                                        ----------------------------------
                                                         80.8%        78.4%        77.0%
                                                        ----------------------------------
               Commercial Security Staffing Services     19.2%        21.6%        23.0%
                                                        ----------------------------------

                  Total                                 100.0%       100.0%       100.0%
                                                        ==================================

         (a) Includes United Kingdom operations.
         (b) Included in the Aviation Services business sold in April 2002.

         Aviation Staffing Services

         General. In 1973, the Federal Aviation Administration (the "FAA") mandated that airlines conduct pre-board screening of all passengers at most airports in the U.S. Because the labor-intensive nature of pre-board screening imposes substantial administrative burdens, most airlines have opted to sub-contract pre-board screening and other security services to third parties. As their costs of labor have increased, airlines have frequently outsourced baggage claim services, skycap, baggage handling, aircraft appearance, wheelchair assistance services and inter-gate cart services.

         The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President of the United States has signed legislation to make all airport pre-board screeners federal employees by the end of 2002. The federal take over of pre-board screening services will result in the loss of the Company's only remaining line of business and therefore may preclude the Company from continuing to operate as a going concern as a result of the Federal Takeover Legislation.

         Pre-board Screening Staffing Services. The Company is a leading provider of domestic airline pre-board screening services, which is the Company's only remaining line of business following the Chapter 11 Dispositions. The Company's pre-board screening services include conducting x-ray or electromagnetic inspection of all carry-on baggage, manual searches of suspicious baggage and metal-detector searches of all passengers.

         Ramp and Ground Handling Services. During fiscal 2002, the ramp and ground handling services provided by the Company included: conveyance of checked baggage from terminal to baggage compartment of plane and from plane to baggage carousel; aircraft appearance services including; cleaning interior sections of the aircraft between flights and at the end of the aircraft's flight day; washing the exterior of aircraft; emptying on-board lavatories and replacing the water source with potable water; and spraying ice-melting substance on aircraft in accordance with customer specifications. Following the Chapter 11 Dispositions, the Company is no longer in this line of business.

         Other Aviation Staffing Services. During fiscal 2002, the Company's Aviation Services also included providing skycaps for curbside check-in, baggage assistance and help with routine passenger problems, wheelchair operators to transport disabled or elderly passengers to and from the check-in area and the plane, and electric cart drivers to provide inter-gate transportation for passengers who need to board flights at distant gates. Following the Chapter 11 Dispositions, the Company is no longer in this line of business.

         Commercial Security Staffing Services

         During fiscal 2002, the Company provides uniformed security officer services, business and facility access control, security consulting, special event security and security assessment to a broad range of commercial clients and owners or managers of commercial offices, government buildings, airports, hospitals, malls, distribution centers, sports arenas, museums and other facilities. The Company entered the Commercial Security market in the early 1990's in an attempt to capitalize on its staffing services expertise. Following the Chapter 11 Dispositions, the Company is no longer in this line of business.

         Customers and Contract Terms

         During fiscal 2002 and in prior years, the Company derived a significant portion of its revenues from a few clients. In fiscal 2002, the federal government (9.8%), Delta Air Lines, Inc. (10.1%), Continental Airlines, Inc. (8.3%), Trans World Airlines, Inc. (3.0%), U.S. Airways, Inc. (10.4%) and United Airlines, Inc. (4.0%) accounted for 42.7% of the Company's net operating revenues. During fiscal 2002, 2001 and 2000, the Company's ten largest clients accounted for an aggregate of 56.5%, 53.5% and 56.5% respectively, of the Company's net operating revenues. As described above, following the Federal Takeover Legislation and the Chapter 11 Dispositions, the Company's sole remaining customer is the federal government.

COMPETITION

         Since the Company has sold its Aviation Services business, Commercial Security businesses and its United Kingdom operations (see "Subsequent Events") combined with the pending take over of pre-board screening functions by the federal government, competition is not a significant issue to the Company in its current operations.

ITEM 2. Properties

         During fiscal 2002, the Company occupied approximately 14,100 square feet of space leased since 1991 in Independence, Ohio, for its corporate headquarters. The initial term of the lease expired in November 2001 and was extended on a month to month basis. The Company leased space in numerous facilities in the United States and the United Kingdom to house local offices. None of these local office leases are material to the Company's operations. The Company does not own any real estate and believes its current facilities are adequate for its needs.

ITEM 3. Legal Proceedings

         The Company is subject to on-going legal proceedings and claims which arise in the ordinary course of its business. As a provider of security services, the Company faces potential liability for claims that may arise from any terrorist activity occurring in circumstances associated with the Company. Although the Company maintains insurance coverage against such potential liabilities, any such claim against the Company might exceed the amount of such insurance coverage or fall outside the type of activities covered by such insurance. While the ultimate outcome of these matters cannot be reasonably estimated at this time, these actions, when ultimately settled or adjudicated, will not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. The Company has accrued for matters where management has determined that it is probable a liability for which a loss or range of loss can be reasonably estimated, has been incurred. The Company does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the Company's business, assets, financial condition or results of operations, however, in the event any of the foregoing litigation results in an award of money damages against the Company, given the Company's liquidity situation, any award could adversely affect the financial condition of the Company. Although there can be no assurance, the Company does not anticipate that its short-term government contract and the sale of the assets of the Company will generate sufficient proceeds to satisfy all pre-petition obligations.

American Investigative litigation
---------------------------------

         In 1999, American Investigative & Security Services, Inc ("AISS") filed suit against the Company in the District Court of Harris County, Texas 281st Judicial District, in a case captioned American Investigative & Security Services, Inc. v. International Total Services Inc., Case No. 1999-55576. In that case, AISS alleged that the Company was obligated to pay AISS for certain commercial security contracts that AISS had obtained for the Company under an addendum to a purchase agreement between AISS and the Company for the acquisition of commercial security services contracts from AISS. In May 2001, the

Company entered into a compromise and settlement agreement and release with AISS. The settlement provides for the Company to pay AISS a total of $450,000, without interest, in 17 monthly installments commencing in May 2001. The Company had recorded this liability at March 31, 2001 and had expensed this amount as a component of the loss on impairment of intangibles.

Voting Trustee litigation
-------------------------

         On September 18, 2001, Weitzel filed suit against H. Jeffrey Schwartz,
J. Jeffrey Eakin and John P. O'Brien as Trustees of the Voting Trust, in the court of common pleas in Cuyahoga County, Ohio. (Case # 448850, Judge Shirley Strickland Saffold). The suit was subsequently removed to the Bankruptcy Court. The suit alleges certain breaches of fiduciary duties by the Trustees and requests damages of $25.0 million. The Company is obligated to indemnify the Voting Trustees in accordance with the terms of the Voting Trust Agreement. Such indemnification obligations are covered by insurance subject to certain deductibles. In connection with the Company's indemnification obligations and as a retention incentive for the Trustees, directors and officers of the Company, the Company established a $500,000 Indemnification and Retention Trust (the "Trust") for the Trustees, directors and officers of the Company. In addition to serving as a retention incentive, the Company believes the cost of the Trust was prudent given the excessive cost of obtaining adequate fiduciary liability insurance and directors and officers liability insurance at reasonable deductible levels. In the second quarter of fiscal 2002, the Company expensed the entire $500,000 funded to the Trust.

Weitzel litigation
------------------

         On September 25, 2001, the Company filed suit against Weitzel and his son Robert P. Weitzel in the Bankruptcy Court. The suit alleges a breach of the Retirement and Consulting Agreement , a breach of their obligations of good faith and fair dealing, tortious interference with contract, tortious interference with prospective business relationships, and unfair competition. The Company is seeking compensatory damages in an amount in excess of $25.0 million plus interest and damages in the amount of the payments to Weitzel under the Retirement and Consulting Agreement. (See Note N of "Notes to the Consolidated Financial Statements").


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

         The executive officers of the Company at June 15, 2002 are as follows:

NAME                                                     AGE                                 POSITION
----                                                     ---                                 --------

Mark D. Thompson.....................................      44          President and Chief Executive Officer
Ronald P. Koegler....................................      49          Executive Vice President and Controller
Michael F. Sosh......................................      40          Executive  Vice  President, Treasurer and
                                                                       Chief Financial Officer
Scott E. Brewer......................................      39          Senior Vice President and General Counsel
John W. Demell.......................................      55          Senior Vice President, Aviation

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

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Shareholder Matters

(a)      Market Information

         The Company's Common Stock has appeared on the Electronic Quotation System of the National Quotation Bureau LLC ("Pink Sheets") since October 1999 under the symbol "ITSW". See "ITEM 1. BUSINESS - Common Stock". As of June 15, 2002 the Common Stock is still being quoted on the Pink Sheets and therefore there is no established public trading market for the Common Stock. The reported closing price on the Pink Sheets on June 15, 2002 was $0.04. The following table sets forth for the indicated periods the high and low market prices for the Common Stock:
                                                      PRICE RANGE
                                                      -----------
                                                 HIGH             LOW
                                                 ----             ---

FISCAL YEAR ENDED MARCH 31, 2002
--------------------------------

         First Quarter ..................        $ 0.40          $ 0.25
         Second Quarter .................        $ 0.30          $ 0.19
         Third Quarter ..................        $ 0.19          $0.031
         Fourth Quarter .................        $ 0.06          $ 0.04

FISCAL YEAR ENDED MARCH 31, 2001
--------------------------------

First Quarter ..................      $    1.80   $    0.81
Second Quarter .................      $    1.30   $    0.91
Third Quarter ..................      $    1.01   $    0.36
Fourth Quarter .................      $    0.65   $    0.40

FISCAL YEAR ENDED MARCH 31, 2000
--------------------------------

First Quarter ..................      $    4.375  $    3.313
Second Quarter (1) .............      $     n/a   $     n/a
Third Quarter ..................      $    1.563  $    0.688
Fourth Quarter .................      $    2.125  $    1.00

(1) There is no reliable source for information concerning trading of Company Common Stock from July 1, 1999 until October 26,1999.

(b)      Shareholder Information

         As of June 15, 2002, there were 49 record holders of Common Stock and the Company believes that there are approximately 860 beneficial owners based on historical reports.

(c)      Dividend Information

         The Company has never paid, and does not anticipate paying cash dividends on the Common Stock.

ITEM 6. Selected Financial Data

         The following sets forth certain selected financial data appearing in or derived from the Company's historical audited financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and with Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. During fiscal 2000, 1999, and 1998 the Company paid cash for the acquisitions of service contracts and the related equipment. These acquisitions were accounted for under the purchase method and accordingly their operating results are included in the consolidated financial statements for all periods subsequent to the date of acquisition.

                                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)
                                                                                       YEARS ENDED MARCH 31,
                                                                                       ---------------------
                                                                     2002           2001          2000          1999         1998
                                                                     ----           ----          ----          ----         ----

STATEMENTS OF OPERATIONS DATA (1):
   Net operating revenues .....................................    $ 211,477     $ 186,198     $ 206,009     $ 222,575     $ 168,770
   Gross Margin ...............................................       27,053        21,758        17,105        20,735        24,233
   Income (loss) from continuing operations before income taxes       (1,903)      (34,816)      (14,027)       (7,042)        7,834
   Income (loss) from continuing operations ...................         (802)      (35,079)      (13,052)       (7,613)        4,553
   Discontinued Operations ....................................            -          (870)           37           318           304
     Net income (loss) ........................................         (802)      (35,949)      (13,015)       (7,295)        4,857

Income (loss) per share from Continuing Operations:
   Basic ......................................................    $   (0.12)    $   (5.19)    $   (1.96)    $   (1.14)    $    0.87
   Diluted ....................................................        (0.12)        (5.19)        (1.96)        (1.14)         0.86
Income (loss) per share from Discontinued Operations:
   Basic ......................................................    $   (0.00)    $   (0.13)    $    0.01     $    0.04     $    0.06
   Diluted ....................................................        (0.00)        (0.13)         0.01          0.04          0.06
Net income (loss) per share:
   Basic ......................................................    $   (0.12)    $   (5.32)    $   (1.95)    $   (1.10)    $    0.93
   Diluted ....................................................        (0.12)        (5.32)        (1.95)        (1.10)         0.92
Weighted average common shares outstanding:
   Basic ......................................................        6,801         6,751         6,683         6,662         5,215
   Diluted ....................................................        6,801         6,751         6,683         6,662         5,265


                                                                                             AS OF MARCH 31,
                                                                                             ---------------
                                                                     2002           2001          2000          1999         1998
                                                                     ----           ----          ----          ----         ----

OPERATING DATA:
Number of employees ...........................................       12,000        11,150        15,000        16,000        15,000

BALANCE SHEET DATA:
   Cash and cash equivalents ..................................    $     359     $     256     $     792     $     672     $   3,542
   Working capital (deficit) ..................................       (6,464)      (22,161)        3,867         3,318        11,491
   Total assets ...............................................       69,448        31,543        70,572        70,634        61,631
   Long-term obligations ......................................          -0-           -0-        22,103        10,859         3,682
   Shareholders' equity. (deficit) ............................      (19,342)      (18,591)       17,796        30,841        38,319

(1) In fiscal 2001 the Company discontinued the operations of the security products distribution segment. All financial information for prior fiscal years has been reclassified and restated to reflect income/(loss) from continuing operations. See "ITEM 1: BUSINESS - Company Operations".

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         During fiscal 2002, the Company's services were provided under contracts that generally had terms of one to three years, but were cancelable by either party on 30 to 90 days notice. Although contract terms varied significantly, clients generally paid an hourly rate for services provided. Certain services, such as aircraft cleaning, were billed on a flat fee-for-service basis, and certain others were billed at a fixed monthly rate. The Company recognizes revenues as the related services are performed.

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

         The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President of the United States has signed legislation to make all airport pre-board screeners federal employees by the end of 2002. The federal take over of pre-board screening services will result in a significant loss of revenues and margin of the Company. The Company believes that the impact of the loss of such a significant portion of business on the Chapter 11 process and future cash flow from operations, among other things, may preclude the Company from continuing to operate as a going concern. ..It is not known at this time if the federal government will provide any compensation to the Company for the loss of the pre-board screening revenues.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company has incurred a loss from operations for fiscal 2002, fiscal 2001, and fiscal 2000, and has negative net worth. In addition, operations generated negative cash flow for fiscal 2002 and 2001. These factors, combined with the loss of pre-board screening revenues, the Chapter 11 Filing and the Chapter 11 Dispositions, raise substantial doubt about the Company's ability to continue as a going concern. However, in management's view, should the Company not continue as a going concern, the recoverability of assets or settlement of liabilities would not differ significantly from those presented in the accompanying financial statements.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2002 COMPARED WITH YEAR ENDED MARCH 31, 2001

      The following discussion of operating results for fiscal 2002 as compared to fiscal 2001.

      The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for fiscal 2002 as compared to the same period in fiscal 2001, by segment (dollars in thousands).

                                    2002       % of Rev        2001      % of Rev     Inc/(Dec)   % Inc/(Dec)
                               -------------------------  ------------------------  -------------------------
Net Operating Revenues:
    Aviation                     $ 171,436        81.1%     $ 146,073       78.5%     $ 25,363         17.4%
    Commercial Security             40,041        18.9%        40,125       21.5%          (84)        -0.2%
                               -------------------------  ------------------------  -------------------------
                                   211,477       100.0%       186,198      100.0%       25,279         13.6%
                               -------------------------  ------------------------  -------------------------
Cost of Revenues:
    Aviation                       151,391        88.3%       132,091       90.4%       19,300         14.6%
    Commercial Security             33,033        82.5%        32,349       80.6%          684          2.1%
                               -------------------------  ------------------------  -------------------------
                                   184,424        87.2%       164,440       88.3%       19,984         12.2%
                               -------------------------  ------------------------  -------------------------
Gross Margin:
    Aviation                        20,045        11.7%        13,982        9.6%        6,063         43.4%
    Commercial Security              7,008        17.5%         7,776       19.4%         (768)        -9.9%
                               -------------------------  ------------------------  -------------------------
                                  $ 27,053        12.8%      $ 21,758       11.7%      $ 5,295         24.3%
                               =========================  ========================  =========================

         NET OPERATING REVENUES. Net operating revenues in fiscal 2002 increased by $25.3 million, or 13.6%, as compared with fiscal 2001. The increase was primarily attributable to the Aviation segment, which benefited from significant rate increases and additional security staffing requirements related to pre-board screening functions following the events of September 11, 2001. Revenues related to pre-board screening functions increased approximately $28.6 million in fiscal 2002 as compared with the same period last year. This increase was partially offset by the loss of non pre-board screening services contracts and commercial security services contracts.

         The increase in Aviation revenues related to the pre-board screening functions is not long term since these functions are to be taken over by the federal government by the end of 2002, and possibly sooner. There can be no assurance that the Company can continue to operate as a going concern with the loss of this revenue stream, which represents approximately 51.4% of Company's revenues for fiscal 2002 and 100% of the Company's revenues following the Chapter 11 Dispositions. (See Note B and Note U of "Notes to the Consolidated Financial Statements").

         The decrease in Commercial Security net revenues was related to the significant turnover in the operations management of the Commercial Security division due to the significant uncertainty of the viability of the Company continuing as a going concern. The Company sold all the contracts of the Commercial Security division on April 29, 2002. (See Note U of "Notes to the Consolidated Financial Statements").

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In fiscal 2002, total cost of revenues increased $20.0 million, or 12.2%, as compared to the same period in fiscal 2001. Most of this increase was due to costs associated with the increased wage rates and higher staffing level requirements for additional services associated with the pre-board screening functions in the Aviation segment. As a percentage of net operating revenues, cost of net operating revenues decreased from 88.3% in fiscal 2001 to 87.2% in fiscal 2002. This is attributable to both the Company's implementation of process improvement initiatives and cost cutting measures as well as rate increases and overtime reimbursement for pre-board screening functions. Aviation gross margin increased from 9.6% in fiscal 2001 to 11.7% for the same period in fiscal 2002. Commercial Security gross margin decreased from 19.4% fiscal 2001 to 17.5% for the same period in fiscal 2002. Commencing in the fourth quarter of fiscal 2002, the cost for workers compensation coverage increased significantly, which had a material adverse effect on the Company's cost of revenues. The Company was unable to obtain coverage from insurance carriers upon the expiration of the existing policy in December 2001 due to uncertainty regarding the Company continuing as a going concern. With no alternatives and to continue operations, the Company was then required to enroll in workers compensation coverage by individual State governments which resulted in being placed in assigned risk pools with significantly increased rates. The agreement with the federal government for pre-board screening services provides for reimbursement of actual costs incurred which mitigated the impact of this increase on Aviation Services cost of revenues. However, the significant increase in workers compensation rates caused a significant increase in the cost of revenues for the Commercial Security segment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S, G & A by business segment and corporate administrative costs (in thousands):

                                          2002      2001
                                       -------   -------
            Aviation                   $ 8,197   $ 7,218
            Commercial Security          6,276     6,398
            Corporate Administration     8,521     7,471
                                       -------   -------
                                       $22,994   $21,087
                                       =======   =======



         Total S, G & A expenses increased $1.9 million, or 9.0%, in fiscal 2002 as compared to fiscal 2001. S, G & A expenses were 10.9% and 11.3% of net operating revenues for fiscal 2002 and 2001, respectively. The following discusses the change in S, G & A expenses by business segment for fiscal 2002 as compared to fiscal 2001.

         Aviation S, G & A expenses increased approximately $979,000 in fiscal 2002 as compared to fiscal 2001. The increase was due to incentive programs implemented in fiscal 2002 for employees based on price increases obtained for meeting target gross margin levels combined with an increase in bad debt expense due to the financial difficulties of the airline industry. These increases were partially off set by aviation contracts that have been lost in competitive bidding combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs.

         Commercial Security S, G & A expenses decreased approximately $122,000 in fiscal 2002 as compared to fiscal 2001, primarily related to a decrease in vehicle expense.

         Corporate Administration S, G & A increased approximately $1.1 million in fiscal 2002 as compared to fiscal 2001. Approximately $300,000 of the increase was due to retention bonus expense related to a retention plan implemented to retain administrative personnel in order to continue to provide pre-board screening services to the government. The government has provided the necessary funding to implement the plan and the bankruptcy court has approved the plan. In addition, general liability and directors and officer liability insurance premium costs increased approximately $200,000 in fiscal 2002 as compared to fiscal 2001.

         RETENTION, DEFERRED COST AND SPECIFIC BAD DEBT RESERVE. The Company is a party to retention agreements with its directors and certain of its officers, which, among other things, confirms the charter and statutory indemnity obligations of the Company. Due to the high cost of obtaining director and officer liability insurance with a reasonable deductible, the Company established and funded an indemnification and retention trust of $500,000 to fund costs under the deductible for any litigation against officers, directors and the Voting Trustees. The funds would be returned to the Company to the extent not used. Due to outstanding litigation involving the Voting Trustees the Company expensed the entire $500,000 in the second quarter of fiscal 2002. (See Note J of "Notes to the Consolidated Financial Statements"). In addition the Company expensed approximately $184,000 of deferred transaction costs associated with the Company's efforts to obtain new equity or alternative financing. The deferred costs were expensed as a result of the Chapter 11 Filing. In the third quarter of fiscal 2001, a major customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company had a receivable from this customer of approximately $1.1 million which was written off as uncollectible and expensed during fiscal 2001 due to the customer's bankruptcy filing.

         AMORTIZATION EXPENSE. There was no contract and goodwill amortization expense in fiscal 2002 due to the impairment of all intangibles recorded in the fourth quarter of fiscal 2001. (See Note F of "Notes to the Consolidated Financial Statements").

         LOSS ON IMPAIRMENT OF FIXED ASSETS AND INTANGIBLES. In fiscal 2002, the Company recorded a loss of approximately $974,000 in the fourth quarter related to the impairment to the fixed assets of the Company's United Kingdom subsidiary. The Company recorded a loss of $29.0 million in the fourth quarter of fiscal 2001 related to the impairment of intangibles. To assess impairment of identifiable intangibles, goodwill, and other long-lived assets, management has projected undiscounted future cash flows to determine whether the carrying amount of the assets can be recovered over their remaining life and determined that the projected cash outflows exceeded the projected cash inflows. (See Note F of "Notes to the Consolidated Financial Statements").

         BANKRUPTCY EXPENSES. Since the Chapter 11 Filing in September of fiscal 2002 the Company has expensed $1.7 million of bankruptcy legal fees and approximately $155,000 of consulting fees and other costs related to the Chapter 11 Filing.

         INTEREST EXPENSE, NET. In fiscal 2002, interest expense decreased to $2.4 million from $2.8 million in the same period of fiscal 2001. The decrease in interest expense was primarily related to a $300,000 non-cash charge in fiscal 2001 related to the put option associated with the warrants to purchase stock granted to the bank. This decrease was partially off set by average outstanding debt increasing from $23.2 million during fiscal 2001 to $26.6 million during the same period of fiscal 2002. This increase in debt was primarily incurred to fund the recent wage rate increases that have been granted in an effort to stabilize the Company's workforce and workers compensation premium costs. In addition, the Company's effective borrowing rate decreased from 10.5% to 9.0% in fiscal 2001 as compared to the same period of fiscal 2002. The decrease in the effective borrowing rate was due to the decrease in the prime rate of interest partially offset by an increase in the Company's borrowing rate to prime plus 3.0% from prime plus 1.5%, see Liquidity and Capital Resources.

         INCOME TAXES. The Company recorded an income tax benefit of $1.1 million in fiscal 2002 as compared to income tax expense for fiscal 2001 of approximately $236,000. The income tax benefit recorded in fiscal 2002 was a result of the realized tax benefit of the carry back of the fiscal 2001 net operating loss to prior years due to a recent change in the tax laws. The tax provision for fiscal 2001 relates to United Kingdom tax obligations in addition to certain domestic state and local taxes.

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. Discontinued operations generated a net loss in fiscal 2001 of approximately $870,000. (See Note O of "Notes to the Consolidated Financial Statements").

YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000

      The following are the Net Operating Revenues, Cost of Revenues and Gross Margin for fiscal 2001 as compared to the same period in fiscal 2000, by segment (dollars in thousands).


                                    2001       % of Rev        2000      % of Rev     Inc/(Dec)   % Inc/(Dec)
                                 ------------------------  ------------------------  ------------------------
Net Operating Revenues:
    Aviation                     $ 146,073        78.5%     $ 158,603       77.0%     $(12,530)        -7.9%
    Commercial Security             40,125        21.5%        47,406       23.0%       (7,281)       -15.4%
                                 ------------------------  ------------------------  ------------------------
                                   186,198       100.0%       206,009      100.0%      (19,811)        -9.6%
                                 ------------------------  ------------------------  ------------------------
Cost of Revenues:
    Aviation                       132,091        90.4%       149,636       94.3%      (17,545)       -11.7%
    Commercial Security             32,349        80.6%        39,268       82.8%       (6,919)       -17.6%
                                 ------------------------  ------------------------  ------------------------

                                   164,440        88.3%       188,904       91.7%      (24,464)       -13.0%
                                 ------------------------  ------------------------  ------------------------
Gross Margin:
    Aviation                        13,982         9.6%         8,967        5.7%        5,015         55.9%
    Commercial Security              7,776        19.4%         8,138       17.2%         (362)        -4.4%
                                 ------------------------  ------------------------  ------------------------
                                  $ 21,758        11.7%      $ 17,105        8.3%      $ 4,653         27.2%
                                 ========================  ========================  ========================


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

         The Company's strategy to focus on higher margins resulted in price increases and approximately 54 new contracts at targeted margin percentages. The benefit of this strategy is reflected in gross margin dollars and as a percent of revenue, which increased from 5.7% for fiscal 2000 to 9.6% for fiscal 2001. Despite a $12.5 million net decrease in revenue, gross margin increased $5.0 million in fiscal 2001 as compared to fiscal 2000. Commencing in the third quarter of fiscal 2001 the Company has obtained significant price increases and a major new contract. This new contract is projected to generate net revenues of $4.0 million and gross margin of approximately $0.4 million per year. Additionally, the Company benefits from price increases by reducing employee turnover and lowering non-reimbursed overtime expenditures due to increased wages for employees (See "Cost of Revenues"). Although the Company will seek to retain profitable contracts, obtain price increases, and generate new business, there can be no assurance that the Company will be successful in its efforts.

         The decrease in Commercial Security net revenues was related to the Company's strategy to eliminate contracts that did not meet the Company's profit criteria. Although Commercial Security net revenues decreased by $7.3 million, or 15.4%, gross margin only decreased approximately $0.4 million, with gross margin as a percent of revenue increasing from 17.2% for fiscal 2000 to 19.4% for fiscal 2001. Commencing at the end of the fourth quarter of fiscal 2001, Commercial Security obtained two new contracts that are projected to generate combined net annual revenues of $4.5 million and gross margins of $0.9 million annually.

         COST OF REVENUES. Cost of revenues includes primarily the cost of field personnel (wages, payroll taxes, vacation, workers' compensation and uniforms) and related equipment costs. In fiscal 2001, total cost of revenues decreased $24.5 million, or 13.0%, as compared to fiscal 2000. Most of this decrease was due to costs associated with the service contracts lost or discontinued. The decrease in total cost of revenues resulted in the Company increasing its gross margin from 8.3% in fiscal 2000 to 11.7% for fiscal 2001. These results are attributed to the implementation of process improvement initiatives and cost cutting measures within both the Aviation and the Commercial Security segments.

         The Company continued efforts to eliminate negative and low margin contracts and improve controls over labor costs, especially non-reimbursed overtime costs, to improve margins in the Aviation and Commercial Security segments. The strength of the United States economy during this period has driven unemployment to low levels and has forced the Company to increase the wages paid to employees in advance of increases in the rates paid by the Company's customers. In addition, low unemployment rates had increased employee turnover, which increases recruiting and training costs. The Company's ability to obtain price increases for aviation services is dependent, in part, upon the economic strength of the airline industry, which may be impacted by rising fuel prices and competition.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("S, G & A"). Selling, general and administrative expenses include corporate governance costs, support services for field personnel, bad debt expense and professional services (legal, audit and consulting). The following table breaks down S,G & A by business segment and corporate administrative costs (in thousands):

                                               2001      2000
                                             -------   -------
                  Aviation                   $ 7,218   $ 9,051

                  Commercial Security          6,398     6,754
                  Corporate Administration     7,471    10,690
                                             -------   -------
                                             $21,087   $26,495
                                             =======   =======

         Total S, G & A expenses decreased $5.4 million, or 20.4%, in fiscal 2001 as compared to fiscal 2000. S, G & A expenses were 11.3% and 12.9% of net operating revenues for fiscal 2001 and 2000, respectively. The following discusses the change in S, G & A expenses by business segment for fiscal 2001 as compared to fiscal 2000.

         Aviation S, G & A expenses decreased $1.8 million for fiscal 2001 as compared to fiscal 2000. The decrease was due to aviation contracts that have been lost combined with expense savings generated from the reorganization of aviation administration which reduced administrative costs, primarily salary, payroll taxes, and other employee benefits.

         Commercial Security S, G & A expenses decreased approximately $0.4 million in fiscal 2001 as compared to fiscal 2000, primarily related to salary, payroll taxes, and other employee benefits.

         Corporate Administration S, G & A decreased $3.2 million in fiscal 2001 as compared to fiscal 2000. A significant portion of the decrease was due to a $1.7 million decrease in consulting expense (including a $1.0 million charge in fiscal 2000 related to the Retirement and Consulting Agreement with the former Chairman) (See Note N of "Notes to the Consolidated Financial Statements"), an approximate $679,000 reduction in legal and audit fees, and a decrease in bank fees of approximately $310,000.

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

         AMORTIZATION EXPENSE. Contract and goodwill amortization expense decreased $0.2 million, or 9.0%, to $2.6 million in fiscal 2001 from $2.8 million in fiscal 2000. The decrease relates to a decrease in goodwill amortization due to the disposition of a line of business and its related goodwill in March 2000. (See Note O of "Notes to the Consolidated Financial Statements").

         LOSS ON IMPAIRMENT OF INTANGIBLES. The Company recorded a loss of $29.0 million in the fourth quarter of fiscal 2001 related to the impairment of intangibles. To assess impairment of identifiable intangibles, goodwill, and other long-lived assets, management has projected undiscounted future cash flows to determine whether the carrying amount of the assets can be recovered over their remaining life and determined that the projected cash outflows exceeded the projected cash inflows. (See Note F of "Notes to the Consolidated Financial Statements").

         INTEREST EXPENSE, NET. In fiscal 2001, net interest expense increased to $2.8 million from $1.8 million in fiscal 2000. Average outstanding debt increased from $21.0 million during fiscal 2000 to $23.2 million during fiscal 2001. This increase in debt was primarily incurred during fiscal 2001 to fund the negative cash flow from operations. In addition, the Company's effective borrowing rate increased from 8.6% to 10.5% for fiscal 2001 as compared to fiscal 2000. The increase in the effective borrowing rate was due to the increase in the prime rate of interest as well as provisions contained within the April 2000 and February 2001 amended credit facility agreements, see Liquidity and Capital Resources. Interest expense in fiscal 2001 also includes a $300,000 charge related to the put option associated with the value of the warrants to purchase stock granted to the Banks. (See Note H of "Notes to the Consolidated Financial Statements").

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

         DISCONTINUED OPERATIONS. In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution business segment operations. The Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000. Discontinued operations generated a net loss in fiscal 2001 of $870,000. The loss primarily related to the wrap up of incomplete projects (See Note O of "Notes to the Consolidated Financial Statements").

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is labor intensive. Consequently, it has substantial needs for cash throughout its fiscal year. Operating activities used net cash of approximately $1.8 million and financing activities generated net cash of $2.8 million during fiscal 2002. The primary use of funds in fiscal 2002 was to fund payroll related to staffing increases required by the airlines as well as prepaid worker's compensation costs. The significant rate and staffing increases are reflected in the $ 5.4 million increase in accounts receivable.

         During fiscal 2002, principal uses of funds, in addition to working capital requirements, included expenditures associated with capital expenditures. The Company made capital expenditures during fiscal 2002 of approximately $1.0 million. Approximately $600,000 of expenditures related to computer systems and equipment used in domestic operations with the balance related to the United Kingdom subsidiary.

         The Company generated negative cash flow from operations for fiscal 2002, fiscal 2001 and fiscal 2000. In the second quarter of fiscal 2002 the Company had virtually exhausted funds available under its credit facility, was unable to meet current trade payable obligations and was unable to obtain additional sources of funding. These factors lead to the Company to file the Chapter 11 Filing in the Bankruptcy Court. The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The Company is managing its business as debtor-in-possession subject to Bankruptcy Court approval.

         Pursuant to the Federal Takeover Legislation responsibility for pre-board screening functions changed from the airlines to the federal government on February 17, 2002. Currently, the federal government is contracting with existing providers, including the Company, to continue to provide these functions for the federal government until the government has the infrastructure in place to hire as direct federal employees all persons who would act as pre-board screeners. The Company has entered into the FAA Agreement to continue providing these functions, with necessary funding provided by the federal government during this interim period. The Company does not have any agreements with its banks to provide funding for pre-board screening costs during this interim period. Under current law, the Company's involvement with pre-board screening functions will be eliminated no later than November 18, 2002.

         The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. As a result of the Chapter 11 Filing and the federal government take over of the pre-board screening functions, such matters are subject to significant uncertainty. However, in management's view, should the Company not continue as a going concern, the recoverability of assets or settlement of liabilities would not differ significantly from those presented in the accompanying financial statements.

         Immediately prior to the Chapter 11 Filing, the Company's credit facility was comprised of a $26.5 million facility secured by substantially all accounts receivable, equipment, and other assets. The interest rate on borrowings was prime plus 3.0%. Subsequent to the Chapter 11 Filing, the Company's banks agreed to provide Debtor in Possession financing ("DIP Financing") as approved by Court order ("Financing Order"). The DIP Financing incorporated the existing facility and provided for borrowings up to $30.4 million subject to collateral and expenditure limitations. The interest rate remained at prime plus 3%. The Financing Order expired on May 31, 2002. As of June 12, 2002 the outstanding balance on the credit facility was $4.0 million.

         During fiscal 2001 the interest rate charged on borrowings was prime plus 0.75%, if the loan was repaid by December 31, 2000. The credit facility also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings would equal prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarter of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.50% and effective in July 2001 the interest rate charged on borrowings was increased to prime plus 3%.

         The banks continued to fund the Aviation and Commercial Security operations of the Company until these assets were sold subsequent to March 31, 2002. (See Note U of "Notes to the Consolidated Financial Statements"). As part of the FAA Agreement with the federal government, the federal government provides the necessary funding in advance to maintain ongoing pre-board screening functions subsequent to February 18, 2002. The Company currently does not have any sources of funds subsequent to the November 18, 2002, which may preclude the Company from continuing as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137. SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include the changes in the fair value of such assets and liabilities in either operations or comprehensive income (loss). The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore the adoption of the requirements of SFAS No. 133 did not have a material effect on its financial statements in the first quarter of fiscal 2002.

FORWARD-LOOKING STATEMENTS

         In addition to discussing and analyzing the Company's recent historical financial results and condition, the preceding management's discussion and analysis of financial condition and results of operations includes statements regarding certain trends or of other forward-looking information concerning the actions taken and to be taken by the federal government, the Company's ability to successfully reorganize in Chapter 11, availability of other sources of funding, unanticipated losses of service contracts, economic and labor conditions in the aviation industry and commercial security industry, and negative publicity regarding the airline security and services and commercial staffing services industries are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The forward-looking statements made herein and elsewhere in this Form 10-K are inherently subject to risks and uncertainties, which could cause the Company's actual results or other future events pertaining to the Company to differ materially from the forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         In the ordinary course of business, the Company during fiscal 2002 was subject to foreign currency, interest rate, labor market, liability claim and customer financial condition risks. The risks primarily related to the sale of the Company's services to foreign customers through its foreign subsidiary, changes in interest rates on the Company's short-term financing, ability to hire employees within contract terms, exposure to claims due to providing security services and the concentration of business with a few major airline customers.

FOREIGN CURRENCY RISK

         During fiscal 2002 and prior years, a portion of the Company's revenues (1.6% of total revenues for the year ended March 31, 2002) were received, and operating costs were incurred, in foreign currencies. The denomination of foreign subsidiaries' account balances in their local currency exposed the Company to certain foreign exchange rate risks which the Company believes were not material. The Company did not engage in hedging transactions to reduce exposure to fluctuations in foreign currency exchange rates.

         The financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive loss.

         Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which subsidiaries are located. Although the Company did not have any forward foreign currency exchange contracts in place at March 31, 2002, it historically monitored its foreign currency exposure.

         The Company sold its United Kingdom operations in May 2002 and no longer has any foreign operations.

INTEREST RATE RISK

         The Company's credit facility and DIP Financing described in "Liquidity and Capital Resources" subjected the Company to the risk associated with movements in market interest rates. This line of credit had a balance at March 31, 2002 of $25.8 million, which was at a variable rate of interest based on prime. Since revolving payments and borrowings were made on a daily basis with a variable market interest rate, the March 31, 2002 balance of this debt is considered to approximate fair value. Based upon the Company's June 15, 2002 outstanding balance on its DIP Financing a hypothetical increase of 100 basis points in the prime rate of interest would adversely affect future earnings and cash flows by approximately $40,000 on an annual basis. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

LABOR MARKET RISK

         Prior to the FAA Agreement, the Company's profitability was significantly impacted by the availability of qualified personnel and the cost of labor. Direct labor costs comprised approximately 83.1% of the Company's net operating revenues during fiscal 2002.

LIABILITY CLAIMS AND GOVERNMENT REGULATIONS

         The Company's Aviation clients (prior to the FAA Agreement) were subject to various regulations and directives issued by the FAA. Under those regulations, independent contractors, such as the Company, that performed services for air carriers and airport authorities shared responsibility for aviation security with air carriers, airport authorities, the FAA and various other federal, state and local agencies. At airports throughout the United States, the FAA tests security systems and conducts threat and vulnerability assessments. Through the use of its regulatory powers, the FAA directed the aviation industry to implement measures that address existing and anticipated threat situations. Primary responsibility for aviation security has shifted to the Transportation Security Agency as a result of the Federal Takeover Legislation.

         FAA regulations required each air carrier and airport authority to implement an FAA-approved security program. Airport authorities were responsible for maintaining a secure environment on airport grounds and for providing law enforcement support and training. Air carriers were responsible for the security of all people and items connected to their aircraft, including passengers, baggage, maintenance equipment and flight crews. Although an air carrier was permitted to outsource certain security functions, FAA regulations required the air carrier to provide oversight in order to assure that all requirements were met. The FAA itself regularly conducted tests of pre-board screening checkpoints at U.S. airports. Failure to meet requirements imposed by the FAA or the air carrier or the failure of various tests administered by the FAA could result in fines and other penalties to the responsible air carrier, which were in turn passed on to the screening company under the terms of the contract between the provider and the carrier. Regulatory compliance problems and test failures could also result in the termination of a security contract or of services at the affected site.

         In addition, as a provider of security services the Company is exposed to potential liability claims in the event of any successful terrorist attempt in circumstances associated with the Company. Although the Company maintains insurance coverage and is entitled to certain indemnity, any realized claim against the Company could exceed the insurance coverage or not fall within covered activities. Any claim of this type could have a material adverse effect on the Company's business, results of operations or financial condition.

CUSTOMER FINANCIAL CONDITION

         The financial condition of certain airline customers could have a material impact on the Company's ability to collect receivables. As of June 15, 2002, the Company's receivables had declined to approximately $1.0 million.

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

DIRECTORS OF THE REGISTRANT

                                                                                                DIRECTOR         TERM TO
NAME OF DIRECTOR      AGE     PRINCIPAL OCCUPATION AND OTHER INFORMATION                        SINCE            EXPIRE
----------------      ---     ------------------------------------------                        -----            ------

John P. O'Brien       61      Mr. O'Brien is Managing Director of Inglewood Associates,          August 1999     Next
                              a firm specializing in consulting and investing in financial                       Annual
                              turnarounds, since 1990; Chairman of the Board of Allied                           Meeting
                              Construction Products, Inc., a majority owned
                              subsidiary of PUBCO, Inc., since 1993; and is a
                              Director of American Italian Pasta Company
                              (NYSE:PLB) since 1997 and Century Aluminum
                              Compound (NASDAQ:CENX) since 2000. From 1995 to
                              1999 Mr. O'Brien was Chairman of the Board and
                              Chief Executive Officer of Jeffrey Mining Products
                              LP, a distributor of underground mining products.
                              Prior to 1990, Mr. O'Brien was with the public
                              accounting firm of PriceWaterhouse, LLP, most
                              recently as the firm's Southeast Regional Managing
                              Partner.

H. Jeffrey Schwartz   47      Mr. Schwartz is an attorney engaged as a partner with the law      April 1999      Next
                              firm of Benesch, Friedlander, Coplan & Aronoff, LLP.                               Annual
                              Mr. Schwartz has been with this firm since 1983 and currently                      Meeting
                              heads his firm's Business Reorganization Department and
                              serves on its Executive Committee.

J. Jeffrey Eakin      56      Mr. Eakin is Senior Vice President and a founder of Preferred      September 1998  Next
                              Capital Inc., a general equipment finance company, since                           Annual
                              1997. From 1994 to 1997 Mr. Eakin was a founder of and                             Meeting
                              served as Vice President and Division Credit
                              Officer for DVI Capital Company, a wholly owned
                              wholesale finance company subsidiary of DVI, Inc.
                              (NYSE:DVI) From 1992 to 1994 Mr. Eakin was
                              Director of Credit and Funding for Picker
                              Financial Group, a joint venture lease financing
                              company between Picker International and LDI
                              Corporation.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and owners of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and owners of more than 10% of the Common Stock are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners were complied with.

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

         The following table sets forth a summary of the compensation earned for services rendered by the Company's Chief Executive Officer, four other most highly compensated executive officers who were serving as an executive officer of the registrant at March 31, 2002 and any other individual that would have been among the three most highly compensated executives but for the fact that the individual was not serving as an Executive Officer at the end of the last completed fiscal year for the fiscal years ended March 31, 2002, 2001 and 2000 ("Named Executive Officers").

                                                                    ANNUAL COMPENSATION (2)
                                                                    -----------------------
NAME AND                                                  FISCAL            SALARY                              OTHER
PRINCIPAL POSITION                                       YEAR (1)             ($)           BONUS ($)      COMPENSATION ($)

Mark D. Thompson (3).............................            2002            300,000               --            43,750(3)
President and Chief                                          2001            300,000           90,000            12,630(3)
Executive Officer                                            2000             50,000               --           140,625(3)

Robert A. Weitzel (4)............................            2002                 --               --           150,000(4)
Former Chairman and Chief2001                                  --                 --       300,000(4)
Executive Officer                                            2000            270,833               --           550,000(4)

Michael F. Sosh (5)..............................            2002            175,000               --                --
Chief Finance Officer, Treasurer                             2001            166.667           10,000                --
and Executive Vice President                                 2000             25,288               --            39,335(5)

Ronald P. Koegler................................            2002            175,000               --                --
Executive Vice President.                                    2001            166,667           10,000                --
and Controller                                               2000             25,288               --                (6)

John W. DeMell...................................            2002            140,000               --                --
President,                                                   2001            106,458               --                (6)
Aviation Staffing Services                                   2000                 --               --                --

Scott Brewer.....................................            2002            110,000               --                --
Senior Vice President                                        2001            110,000            10,000               --
and General Counsel                                          2000             99,584               --                --


(1) The Company's fiscal year ends on March 31, and its fiscal years are identified by reference to the calendar year in which they end. Amounts shown include compensation earned or awarded for each fiscal year.

(2) No named executive officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of that individual's salary plus annual bonus

(3) Mr. Mark D. Thompson joined the Company in October 1999. Other compensation in fiscal 2000 includes $87,500 paid to Mr. Thompson as consulting fees prior to becoming an employee of the Company. In addition, Mr. Thompson received an award of 175,000 shares of Common Stock on January 13, 2000, 75,000 of which vested immediately with the remaining 100,000 shares vesting over a four year period or upon the achievement of specified average share prices over 10-day trading periods. In January 2000, 10,000 of the 100,000 shares vested. Other compensation includes $12,630 in fiscal 2001 and $53,125 in fiscal 2000 related to the value of the shares of Common Stock that vested. In fiscal 2002, the balance of the shares vested and Other compensation includes $43,750 related to the value of the shares of Common Stock that vested. The value of this award was determined by multiplying the number of shares subject to this grant by the estimated fair market value of the shares on the vesting date. The value of this award at the end of fiscal 2002 was $7,000 based on the March 31, 2002 price of $0.04 per share. (See "Employment Agreement")

(4) Mr. Robert A. Weitzel joined the Company in September 1978, and resigned in October 1999. Mr. Weitzel was under a two-year employment contract, which would have expired on December 31, 2000. The Company and Mr. Weitzel came to an agreement on his resignation, effective October 19, 1999. Other compensation reflects payments made related to Mr. Weitzel's retirement and consulting agreement.

(5) Mr. Michael F. Sosh joined the Company in February 2000. Mr. Sosh was employed by the Company as a consultant from October 1999 to January 2000. Other compensation in fiscal 2000 includes $39,335 paid to Mr. Sosh as consulting fees prior to becoming an employee of the Company. In addition, Mr. Sosh was granted Common Stock options of 25,000 shares during fiscal 2000 at an exercise price based on the fair market value on the grant date. The exercise price for Mr. Sosh is $0.625 per share

(6) Mr. Ronald P. Koegler and Mr. John W. DeMell were granted Common Stock options of 25,000 shares, respectively during fiscal 2000 and fiscal 2001, respectively, at exercise price based on the fair market value on the grant date. The exercise price for Mr. Koegler is $0.625and Mr. DeMell is $1.41 per share.


 OPTIONS

                        OPTION GRANTS IN FISCAL YEAR 2002
                                INDIVIDUAL GRANTS
                                -----------------

                                                                                                POTENTIAL REALIZABLE
                                            PERCENTAGE OF                                       VALUE AT ASSUMED
                                            TOTAL OPTIONS                                       ANNUAL RATES OF STOCK
                                             GRANTED TO                                         PRICE APPRECIATION FOR
                               OPTIONS       EMPLOYEES IN   EXERCISE                                OPTION TERM(1)
                              GRANTED (#)      FISCAL        PRICE        EXPIRATION                --------------
         NAME                    (1)           YEAR(1)    ($/SHARE)(1)      DATE (1)          5%($)            10%($)
         ----                    ---           -------    ------------      --------          -----            ------



(1) The company did not issue options to any named executive officer during fiscal 2002.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2002
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                       NUMBER OF              VALUE OF
                                                                                      UNEXERCISED            UNEXERCISED
                                                                                      OPTIONS AT            IN-THE-MONEY
                                                                                  FISCAL YEAR-END (1)     OPTIONS AT FISCAL
                                                SHARES               VALUE                (#)              YEAR-END ($)(2)
                                              ACQUIRED ON          REALIZED          EXERCISABLE/           EXERCISABLE/
         NAME                                EXERCISE (#)             ($)            UNEXERCISABLE          UNEXERCISABLE
         ----                                ------------             ---            -------------          -------------

Michael F. Sosh....................                   --                 --            25,000/-0-               -0-/-0-
Ronald P. Koegler..................                   --                 --            25,000/-0-               -0-/-0-
John W. DeMell.....................                   --                 --            25,000/-0-               -0-/-0-
Scott Brewer.......................                   --                 --            50,070/-0-               -0-/-0-

(1) Mr. Koegler's, Mr. Sosh's exercise price is $0.625 per share, Mr. DeMell's exercise price is $1.41 pre share and Mr. Brewer's exercise price is $11.25 per share.

(2)      Using the March 31, 2002 Common Stock closing price of $0.04.

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

         Retention and Severance Agreements. The Company entered into retention and severance agreements with certain key executive management of the Company to provide incentive for the executives to remain with the Company as the Company explores alternatives to obtain an equity infusion that may result in a change of control of the Company. Under the terms of the agreements Ronald P. Koegler and Michael F. Sosh would receive two times their base annual salary plus bonus upon a change in control of the Company or termination of employment other than for cause as defined in the retention and severance agreements. Scott Brewer would receive his annual base salary plus bonus upon a change in control of the Company or termination of employment other than for cause. These contracts were pre-petition agreements.

         Bankruptcy Retention Plan. Subsequent to March 31, 2002, the Bankruptcy Court approved a retention plan, funded by the FAA Agreement. The retention plan provides for retention payments equal to a percentage of salary with one half payable each month as earned with the other half deferred until the employee's termination of employment other than for cause as defined in the retention plan. Mr. Thompson, Mr. Koegler, and Mr. Sosh's monthly bonus earned under the retention plan equal 1.5 times their respective current monthly salary. Mr. Demell's monthly bonus earned under the retention plan equals .75 times his current monthly salary. Mr. Brewer's monthly bonus earned under the retention plan equals .5 times his current monthly salary.


         Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee during fiscal 2002 were H. Jeffrey Schwartz, John P. O'Brien and J. Jeffrey Eakin. No member of the Compensation Committee has served as an executive officer or employee of the Company or served during fiscal 2002 as an executive officer of another entity of which any executive officer of the Company was a director or member of the Compensation Committee. Mr. Schwartz is a partner with the law firm of Benesch, Friedlander, Coplan & Aronoff, LLP, which has been retained by the Company to perform legal services. During fiscal 2002, the Company paid the law firm of Benesch, Friedlander, Coplan & Aronoff, LLP approximately $150,000 for legal services which were rendered.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to each person or group known to the Company to be beneficial owners, as of June 15, 2002 of more than 5% of the Common Stock and by all directors of the Company, the Chief Executive Officer of the Company and the Named Executive Officers and by all officers and directors of the Company as a group:

                                                                                              NUMBER OF
                                                                                               SHARES            PERCENT
                                                                                            BENEFICIALLY        OF CLASS
NAME AND BENEFICIAL OWNER                                                                     OWNED (3)        OUTSTANDING
-------------------------                                                                     ---------        -----------

Robert A. Weitzel (1)...............................................................         3,324,979              48.63%
Thomas G. Berlin (3)................................................................           571,900               8.36%
Brantley Partners IV, LP (4)........................................................           417,000               6.10%
John P. O'Brien  ...................................................................                --               *
H. Jeffrey Schwartz  ...............................................................                --               *
J. Jeffrey Eakin  (2)...............................................................             7,000               *
Mark D. Thompson (5)................................................................                --              --
Ronald P. Koegler (2)...............................................................            25,000               *
Michael F. Sosh (2).................................................................            25,000               *
Scott E. Brewer (2).................................................................            53,670               *
John W. Demell (2)..................................................................            25,000               *

All directors  and executive officers as a group (8 people as a group)        .......          148,186                2.1%

 * Less than one percent (1%).

(1) Mr. Robert A. Weitzel resigned from the Company in October 1999. On November 5, 1999, Mr. Weitzel entered into a Voting Trust Agreement among the Company, Mr. Weitzel, H. Jeffrey Schwartz, J. Jeffrey Eakin, and John P. O'Brien, as Voting Trustees. Pursuant to the Voting Trust Agreement, Mr. Weitzel and the Weitzel Family Limited Partnership transferred record ownership, and thereby voting control, of 3,324,979 shares of Common Stock to the Voting Trust. The Voting Trust terminated by its term on September 30, 2001. All of Mr. Weitzel's stock options have lapsed.

(2) Includes Common Stock which may be acquired within 60 days of June 15, 2002 pursuant to the Company's September 1997 Long-Term Incentive Plan as follows:

         J. Jeffrey Eakin.....................................     5,000
         Ronald P. Koegler....................................    25,000
         Michael F. Sosh......................................    25,000
         John W. Demell.......................................    25,000
         Scott E. Brewer......................................    50,070

         All directors and executive officers as a group......   130,070

(3) Based solely on information set forth in a Schedule 13D/A filed with the Securities and Exchange Commission on January 22, 2001. Thomas G. Berlin reports beneficial ownership of 571,900 Common Shares. The principal address listed for Thomas G. Berlin is 37500 Eagle Road, Willoughby Hills, Ohio 44094

(4) Based solely on information set forth in a Schedule 13D filed with the Securities and Exchange Commission on March 16, 2001. Brantley Capital Corporation reports beneficial ownership of 104,250 Common Shares. Brantley Partners IV, L.P. reports beneficial ownership of 312,750 shares of Common Stock. Each entity disclaims beneficial ownership of all shares of Common Stock owned by the other entity. The Company is unable to determine from the Schedule 13D the exact relationship between the entities. The principal address listed for Brantley Capital Corporation and Brantley Partners IV L.P. is 20600 Chagrin Blvd., Suite 1150, Cleveland, Ohio 44122.

(5) Mr. Thompson was granted 75,000 fully vested shares of Common Stock effective January 13, 2000. In addition, Mr. Thompson was granted 100,000 shares of restricted Common Stock which vested during fiscal 2001 and 2002. In fiscal 2001, Mr. Thompson transferred 50,000 shares to his adult children. Mr. Thompson held voting rights over 125,000 shares of Common Stock and disavows beneficial ownership and voting rights over the 50,000 shares of Common Stock held by his adult children. In fiscal 2002, Mr. Thompson sold all his remaining shares at an average price of approximately $0.05 per share.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                NUMBER OF SECURITIES
                                     NUMBER OF SECURITIES TO BE                                REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS, WARRANTS      WEIGHTED AVERAGE         FUTURE ISSUANCE UNDER
                                       ISSUED UPON EXERCISE OF         EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS, WARRANTS     OUTSTANDING OPTIONS  (EXCLUDING SECURITIES REFLECTED
Plan Category                            AND RIGHTS                   WARRANTS AND RIGHTS         IN COLUMN (a)
-------------                      -------------------------------- ---------------------- --------------------------------
                                                (a)                           (b)                      (c )
Equity compensation plans
approved by secuirty holders                 306,774                         $ 3.52                  193,226


Equity compensation plans
not approved by security holders (1)         475,000                         $ 0.89                        -

                                             -------                                                 -------
Total                                        781,774                                                 193,226
                                             =======                                                 =======


(1) In consideration for the amendments and extension of the credit facility, the Company granted the lenders warrants for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.41, which the Company's Board of Directors determined was the fair market value of the Company's Common Stock as of the date of the grant. The warrants expire on March 31, 2007. As part of the transaction, the banks were granted a "put" option commencing April 1, 2001 which would, if exercised, require the Company to purchase the warrants at $1.00 per warrant, and the Company retained a "call" option commencing immediately at an initial price of $4.50 per warrant. The call price increases by $1.00 per warrant per year commencing April 1, 2001.

         The Company entered into an employment agreement effective August 3, 2000 with Mark D. Thompson pursuant to which Mr. Thompson was granted 75,000 fully vested shares of Common Stock on January 13, 2000, the date Mr. Thompson's agreement was approved by the Board. In addition, Mr. Thompson was granted a restricted stock award of 100,000 shares of Common Stock which vest over a four year period or upon the achievement of specified average share prices over 10-day trading periods, and which vesting is subject to acceleration upon the occurrence of a change in control or termination of Mr. Thompson's employment other than for "cause" (as defined in the Thompson Agreement).

ITEM 13. Certain Relationships and Related Transactions

                          See "ITEM 1 BUSINESS - Common Stock" and "ITEM 11 EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation".

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2)           FINANCIAL STATEMENTS

                          See Index to Consolidated Financial Statements on page F-1.

(a) (3)                   Exhibits - See Item 14(c).

(b)                       REPORTS ON FORM 8-K

     Current report on Form 8-K, filed with the Securities and Exchange Commission of February 21, 2002, filing notice that on February 15, 2002, the United States Bankruptcy Court in the Eastern District of New York approved an agreement between the Company and the Federal Aviation Administration (the "FAA") pursuant to which the Company will provide pre-board screening services directly to the FAA, instead of for the various airlines. The agreement is under seal pursuant to an order of the Bankruptcy Court.

(c) EXHIBIT NO.        REF:                 DESCRIPTION
    -----------        ----                 ------------
           3.1     (1)   Amended and Restated Articles of Incorporation.
           3.2     (1)   Amended and Restated Code of Regulations.
           4.1     (1)   Specimen Common Share Certificate.
          10.3     (1)   Employment Agreement between the Company and Scott E. Brewer.
          10.9     (1)   Directors' Deferred Compensation Plan.
          10.10    (1)   Long-Term Incentive Plan.
          10.11    (1)   Third  Amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement, dated as of March 31, 1997, between Bank One, Cleveland, NA, and the Company.
          10.12    (2)   First Amendment to Third Amended and Restated
                         Consolidated Replacement Credit Facility and Security
                         Agreement, dated as of October 10, 1997, between Bank
                         One, Cleveland, NA and the Company.
          10.13    (2)   Amended and Restated Replacement Promissory Note executed by the Company in favor of Bank One,
                         NA, successor by merger to Bank One, Cleveland, NA.
           10.14   (3)   Second Amendment to Third Amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement, dated as of December 16, 1998, between Bank One, Cleveland, NA and the
                         Company.
          10.15    (3)   Employment Agreement between the Company and Mark D. Thompson.
          10.16    (3)   Non-Employee Director Compensation Plan.
          10.17    (4)   Fourth amendment to Third Amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement.
          10.18    (4)   Common Stock Warrant Agreement.
          10.19    (5)   Employment Agreement Between The Company and Mark D. Thompson executed in November 2000
          10.20    (5)   Retention and Severance Agreement between the Company and Ronald P. Koegler executed in November
                         2000.


          10.21    (5)   Retention and Severance Agreement between the Company and Michael F. Sosh executed in November
                         2000.
          10.22    (5)   Retention and Severance Agreement between the Company and Scott E. Brewer executed in November
                         2000.
          10.23    (5)   Retention and Severance Agreement between the Company and Charles P. Licata executed in November
                         2000.
          10.24    (5)   Retention and Severance Agreement between the Company and John W. DeMell executed in November 2000.
          10.25    (6)   Fifth amendment to Third Amended and Restated Consolidated Replacement Credit Facility and Security
                         Agreement.
          10.26    (6)   Sixth amendment to Third Amended and Restated Consolidated Replacement Credit Facility and Security
                         Agreement
          10.27    (6)   Pledge Agreement - security interest in and assignment in foreign subsidiary's stock.
          10.28    (7)   Seventh Amendment to Third amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement.
          10.29    (7)   Retention and Indemnification Agreement.
          10.30    (7)   Voting Trust Agreement.
          10.31    (7)   Eighth Amendment to Third amended and Restated Consolidated Replacement Credit Facility and
                         Security Agreement.
          10.32    (8)   Final Order of the United States Bankruptcy Court for the Eastern District of New York authorizing financing and limited use of cash collateral, granting senior liens and priority administrative expense status, and modifying the automatic stay.
          10.32.1  (9)   Ninth stipulation modifying and amending the Final Order of the United States Bankruptcy Court for
                         the Eastern District of New York authorizing financing and limited use of cash collateral, granting senior liens and priority administrative expense status, and modifying the automatic stay.
           21.1    (3)   Subsidiaries of International Total Services, Inc.
            99           Letter to Securities & Exchange Commission persuant to Temporary Note 3T.

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

(2) Incorporated by reference from the Company's Form 10-K for fiscal 1998 filed on July 14, 1998.

(3) Incorporated by reference from the Company's Form 10-K for fiscal 1999 filed on May 4, 2000.

(4) Incorporated by reference from the Company's Form 10-K for fiscal 2000 filed on June 29, 2000.

(5) Incorporated by reference from the Company's Form 10-Q for the period ended December 31, 2000 filed on February 13, 2001.

(6) Incorporated by reference from the Company's Form 10-K for fiscal 2001 filed on June 29, 2001.

(7) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 2001 filed on August 14, 2001.

(8) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 2001 filed on November 19, 2001

(9) Incorporated by reference from the Company's Form 10-Q for the period ended December 31, 2001 filed on February 14, 2002

(d)      Financial Statement Schedules

         See Index to Consolidated Financial Statements and Schedule on Page F-1

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL TOTAL SERVICES, INC.

July 1, 2002                          By: /s/ MARK D. THOMPSON
-------------                             --------------------------------------
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

July 1, 2002                          /s/ MARK D. THOMPSON
-------------                         ------------------------------------------
                                      Mark D. Thompson
                                      President and Chief Executive
                                      Officer (Principal Executive Officer)

July 1, 2002                          /s/ RONALD P. KOEGLER
-------------                         ------------------------------------------
                                      Ronald P. Koegler
                                      Executive Vice President and
                                      Controller (Principal Accounting Officer)

July 1, 2002                          /s/ MICHAEL F. SOSH
-------------                         ------------------------------------------
                                      Michael F. Sosh
                                      Executive Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

July 1, 2002                          /s/ JOHN P. O'BRIEN
-------------                         ------------------------------------------
                                      John P. O'Brien
                                      Director

July 1, 2002                          /s/ H. JEFFREY SCHWARTZ
-------------                         ------------------------------------------
                                      H. Jeffrey Schwartz
                                      Director

July 1, 2002                          /s/ J. JEFFREY EAKIN
-------------                         ------------------------------------------
                                      J. Jeffrey Eakin
                                      Director

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
The following consolidated financial statements of International Total Services,
Inc. and Subsidiaries are included in Item 8:


    Report of Independent Public Accountants......................................................................   F-2
    Consolidated Balance Sheets as of March 31, 2002 and 2001.....................................................   F-3
    Consolidated Statements of Operations and Comprehensive Loss
        for the years ended March 31, 2002, 2001 and 2000.........................................................   F-4
    Consolidated Statements of Shareholders' Equity for the years ended March 31, 2002,
        2001 and 2000.............................................................................................   F-5
    Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001
        and 2000..................................................................................................   F-6
    Notes to Consolidated Financial Statements as of March 31, 2002, 2001 and 2000................................   F-7
    Schedule II Valuation and Qualifying Accounts.................................................................  F-25

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of International Total Services, Inc. and Subsidiaries, (an Ohio corporation), as of March 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' deficit, and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Total Services, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E, the Company filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code on September 13, 2001. The Company will lose a significant source of revenue when the Federal Government takes over the pre-board screening functions at airports, it has incurred a loss from operations in 2002, 2001 and 2000, and it has negative net worth. In addition, the Company generated negative cash flow in 2002 and 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                              /s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
June 24, 2002.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                      2002        2001
                                                                                     --------    --------
                                                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...................................................   $    359    $    256
   Accounts receivable--net of allowance for doubtful
      accounts of $820 and $554, respectively ..................................     45,446      25,387
   Federal income tax receivable ...............................................      1,400          --
   Uniforms, net ...............................................................         --         906
   Restricted customer deposit - Note B ........................................     14,888          --
   Assets held for sale, net ...................................................      1,159          --
   Other current assets ........................................................      3,578       1,124
                                                                                   --------    --------
      Total current assets .....................................................     66,830      27,673
PROPERTY AND EQUIPMENT
   Security equipment ..........................................................      1,739       3,168
   Service equipment ...........................................................        324       2,107
   Computer equipment ..........................................................      2,697       3,827
   Furniture and fixtures ......................................................        671       1,075
   Autos .......................................................................         25         884
   Leasehold improvements ......................................................         63          71
                                                                                   --------    --------
                                                                                      5,519      11,132
   Less accumulated depreciation and amortization ..............................      4,465       7,380
                                                                                   --------    --------
         Property and equipment, net ...........................................      1,054       3,752
SECURITY DEPOSITS AND OTHER ....................................................      1,564         118
                                                                                   --------    --------
         TOTAL ASSETS ..........................................................   $ 69,448    $ 31,543
                                                                                   ========    ========

                                           LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Current portion of revolving credit facility ................................   $     --    $ 22,951
   Customer deposit - Note B ...................................................     29,518          --
   Trade accounts payable ......................................................      1,104       4,235
   Accrued payroll and employee benefits .......................................     12,114      14,078
   Other accrued expenses ......................................................      4,483       8,149
   Income taxes payable ........................................................        292         421
                                                                                   --------    --------
      Total current liabilities ................................................     47,511      49,834
LIABILITIES SUBJECT TO COMPROMISE ..............................................     15,496          --
DEBTOR IN POSSESSION SECURED DEBT SUBJECT TO COMPROMISE ........................     25,783          --
WARRANTS .......................................................................         --         300
SHAREHOLDERS' DEFICIT
   Common shares, without par value, stated at $.01 per share -authorized 20,000 shares, issued and outstanding 6,837 shares
      at March 31, 2002 and 2001 ...............................................         68          68
   Additional paid-in capital ..................................................     31,320      31,276
   Accumulated other comprehensive loss ........................................       (914)       (921)
   Retained deficit ............................................................    (49,816)    (49,014)
                                                                                   --------    --------
   Total shareholders' deficit .................................................    (19,342)    (18,591)
                                                                                   --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....................................   $ 69,448    $ 31,543
                                                                                   ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  2002         2001         2000
                                                               ---------    ---------    ---------


Net operating revenues .....................................   $ 211,477    $ 186,198    $ 206,009
Cost of revenues ...........................................     184,424      164,440      188,904
                                                               ---------    ---------    ---------
        GROSS MARGIN .......................................      27,053       21,758       17,105
Selling, general and administrative expenses ...............      22,994       21,087       26,495
Retention Costs, deferred costs, specific bad debt provision         684        1,100           --
Amortization expense .......................................          --        2,577        2,833
Loss on impairment of fixed assets and intangibles (Note F)          974       29,003           --
                                                               ---------    ---------    ---------
        OPERATING INCOME/(LOSS) ............................       2,401      (32,009)     (12,223)
Bankruptcy expenses ........................................       1,934           --           --
Interest expense, net ......................................       2,370        2,807        1,804
                                                               ---------    ---------    ---------
        LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES ................................      (1,903)     (34,816)     (14,027)
Provision (benefit) for income taxes .......................      (1,101)         263         (975)
                                                               ---------    ---------    ---------
        LOSS FROM CONTINUING OPERATIONS ....................        (802)     (35,079)     (13,052)
                                                               ---------    ---------    ---------
Discontinued operations, net of income taxes of $0 and
    $25, respectively ......................................          --         (870)          37
                                                               ---------    ---------    ---------
        NET LOSS ...........................................   $    (802)   $ (35,949)   $ (13,015)
                                                               =========    =========    =========
Other comprehensive income (loss)
   Foreign currency translation adjustment .................           7         (451)         (83)
                                                               ---------    ---------    ---------
        COMPREHENSIVE LOSS .................................   $    (795)   $ (36,400)   $ (13,098)
                                                               =========    =========    =========


Loss per share from continuing operations:
   Basic ...................................................   $   (0.12)   $   (5.19)   $   (1.96)
                                                               =========    =========    =========
   Diluted .................................................   $   (0.12)   $   (5.19)   $   (1.96)
                                                               =========    =========    =========
Income (loss) per share from discontinued operations:
   Basic ...................................................   $     --     $   (0.13)   $    0.01
                                                               =========    =========    =========
   Diluted ..............................................      $     --     $   (0.13)   $    0.01
                                                               =========    =========    =========
Net loss per share:
   Basic ...................................................   $   (0.12)   $   (5.32)   $   (1.95)
                                                               =========    =========    =========
   Diluted .................................................   $   (0.12)   $   (5.32)   $   (1.95)
                                                               =========    =========    =========
Weighted average number of shares outstanding:
   Basic ...................................................       6,801        6,751        6,683
                                                               =========    =========    =========
   Diluted .................................................       6,801        6,751        6,683
                                                               =========    =========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                 ACCUMULATED                  TOTAL
                                                      ADDITIONAL    OTHER                 SHAREHOLDERS'
                                           COMMON       PAID-IN COMPREHENSIVE RETAINED       EQUITY
                                           SHARES       CAPITAL     LOSS       DEFICIT      (DEFICIT)
                                           ------       -------     ----       -------       --------

BALANCE AT MARCH 31, 1999............      $      67   $  31,211   $   (387) $      (50)  $  30,841
                                           ---------   ---------   --------- -----------  ---------
   Foreign currency translation adjustment        --          --        (83)         --         (83)
   Stock compensation................              1          52         --          --          53
   Net loss .........................             --          --         --     (13,015)    (13,015)
                                           ---------   ---------   --------  -----------  ----------
BALANCE AT MARCH 31, 2000............             68      31,263       (470)    (13,065)     17,796
   Foreign currency translation adjustment        --          --       (451)         --        (451)
   Stock compensation................             --          13         --          --          13
   Net loss..........................             --          --         --     (35,949)    (35,949)
                                           ---------   ---------   --------  ----------   ---------
BALANCE AT MARCH 31, 2001............             68      31,276       (921)    (49,014)    (18,591)
   Foreign currency translation adjustment        --          --          7          --           7
   Stock compensation................             --          44         --          --          44
   Net loss..........................             --          --         --        (802)       (802)
                                           ---------   ---------   --------  -----------  ----------
BALANCE AT MARCH 31, 2002............      $      68   $  31,320   $   (914) $  (49,816)  $ (19,342)
                                           =========   =========   ========= ===========  ==========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                               2002        2001        2000
                                                               ----        ----        ----


OPERATING ACTIVITIES:
   Net loss ..............................................   $   (802)   $(35,949)   $(13,015)
   Adjustments to reconcile net loss to
      net cash (used in)/provided by operating activities:
      Depreciation .......................................      1,462       1,445       1,543
      Amortization .......................................         --       2,577       2,833
      Loss on impairment of fixed assets and intangibles .        974      29,003          --
      Loss on disposal of assets .........................         --         523         876
      Deferred income taxes ..............................         --          --       2,392
      Changes in working capital:
         Accounts receivable .............................     (5,429)      2,288      (3,226)
         Income tax receivable ...........................     (1,400)         --          --
         Other assets ....................................     (2,994)      4,030      (1,914)
         Trade accounts payable ..........................     (3,131)     (1,231)      3,741
         Accrued expenses and other liabilities ..........     (6,797)     (2,696)     (1,257)
         Liabilities subject to compromise ...............     15,496          --          --
      Stock compensation expense .........................         40          --          --
      Bankruptcy costs ...................................      1,934          --          --
      Less bankruptcy costs paid .........................     (1,197)         --          --
                                                             --------    --------    --------
           Net cash used in operating activities .........     (1,844)        (10)     (8,027)
INVESTING ACTIVITIES:
   Additions to property and equipment ...................       (894)       (941)       (826)
   Proceeds received from sale of assets .................          2          18       3,592
   Property and equipment of acquired businesses .........         --          --        (302)
   Working capital acquired, net of cash .................         --          --      (1,471)
   Intangibles from acquisitions of businesses ...........         --          --      (4,008)
                                                             --------    --------    --------
           Net cash used in investing activities .........       (892)       (923)     (3,015)
FINANCING ACTIVITIES:
   Net borrowings on revolving credit facility ...........      2,832         848      11,245
                                                             --------    --------    --------
           Net cash provided by financing activities .....      2,832         848      11,245
Effect of exchange rates on cash .........................          7        (451)        (83)
                                                             --------    --------    --------
           Net (decrease) increase in cash and cash
             equivalents .................................        103        (536)        120
Cash and cash equivalents at beginning of year ...........        256         792         672
                                                             --------    --------    --------
Cash and cash equivalents at end of year .................   $    359    $    256    $    792
                                                             ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest ...........................................   $  1,168    $  2,501    $  1,677
                                                             ========    ========    ========
      Income taxes .......................................   $     80    $    130    $    412
                                                             ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

      (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE DATA)

NOTE A - BANKRUPTCY FILING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

BANKRUPTCY FILING

         The accompanying financial statements include the accounts of International Total Services, Inc. and its wholly-owned subsidiaries (the "Company"). On September 13, 2001, International Total Services, Inc. and six of its wholly-owned subsidiaries (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Filing") in the United States Bankruptcy Court in the Eastern District of New York (the "Bankruptcy Court"). The Company's subsidiaries in the United Kingdom were not included in the Chapter 11 Filing. The Company is managing its business as a debtor-in-possession subject to Bankruptcy Court approval. The Company's consolidated financial statements have been prepared in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets or the amount to settle liabilities that might be necessary should the Company be unable to continue as a going concern. As a result of the Chapter 11 Filing, such matters are subject to significant uncertainty. However, in management's view, should the Company not continue as a going concern, the recoverability of assets or settlement of liabilities would not differ significantly from those presented in the accompanying financial statements.

         Under Chapter 11 proceedings, creditors are stayed from any action to collect unpaid claims in existence at or prior to the filing date ("Pre-petition claims") while the Company continues to manage the business as a debtor-in-possession. The Debtors received approval from the Bankruptcy Court to pay certain pre-petition obligations, including employee wages, taxes and benefits. The Company believes that the accompanying consolidated financial statements include sufficient reserves that could be estimated for potential claims. The amount of claims to be filed by creditors could be significantly different than the amount of the liabilities recorded by the Company. The Company has numerous executory contracts that could be rejected during the Chapter 11 proceedings.

         Under Chapter 11 proceedings, the rights of, and ultimate payments by the Company to pre-petition creditors and the Company's stockholders may be substantially impaired. During the Chapter 11 process, Pre-petition claims may be liquidated at substantially less than their face value and the equity of the Company's stockholders may be diluted or cancelled. The Debtors have not as yet proposed a plan of reorganization. However, the Company subsequent to March 31, 2002, has sold the Company's Aviation business, Commercial Security business and the United Kingdom operations. See Note U.

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

BASIS OF PRESENTATION

         Business

         International Total Services, Inc. and Subsidiaries, an Ohio corporation, was a significant domestic provider of aviation contract support services and was also a provider of commercial security staffing services ("Commercial Security"). The

Company provided services to customers in more than 150 cities in the United States and the United Kingdom. Aviation services offered by the Company included pre-board screening, skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations (collectively, except for pre-board screening, "Aviation Services"). The Company's security services extended beyond aviation security, and included the provision of commercial security staffing services to government and business clients, hospitals, arenas and museums. Subsequent to year end, the company sold its Commercial Services, Aviation Services, and UK operations.

         Fiscal Year

         The Company's fiscal year ends on March 31. All references to fiscal years in these notes to the consolidated financial statements represent the year in which the fiscal year ends (i.e. fiscal 2002 is the year ended March 31, 2002) unless otherwise noted.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned foreign and domestic subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         Revenue Recognition

         Revenues are recognized at the time aviation and commercial security services are provided. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101.

         During fiscal 2000, as a result of an acquisition, revenues generated from the sales of security products were recognized on the percentage-of-completion basis. This was the policy of the newly acquired company which was involved in numerous long-term installation contracts. The percentage-of-completion method was based on estimates by the project manager. Prior to that time, revenues generated from sales of security products were recognized when the products had been delivered and installed. In the third quarter of fiscal 2001, the Company discontinued its distribution and installation of security products. See Note O.

         Cost Recognition

         Cost of revenues include all labor costs and direct costs relating to aviation and commercial security. Indirect costs are charged to selling, general and administrative expenses as incurred.

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

         Financial Instruments

         The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Other financial instruments consisting of trade and other receivables, and long-term debt, are considered to have a fair value which approximates their carrying value at March 31, 2002 and 2001, due to the short term duration of receivables and the fact that the debt instruments have variable rate interest features and a relatively short-term duration.

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

         In fiscal 2002, based on the sale Aviation Services, United Kingdom operations, and the Commercial Security businesses (see Note U) combined with the government take over of the pre-board screening business by November 2002 (see Note B), the Company determined that the value of the uniform in service inventory and the uniform inventory was impaired and recorded a write down of the entire carrying value of the uniform inventory of approximately $900,000. The write down is recorded in cost of revenues.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally five or seven years, using the straight-line method. See Note F for a discussion of fixed asset impairment charges recorded in 2002.

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

         Goodwill was being amortized on a straight-line basis over the expected life of the contracts, including anticipated renewals (generally 20 years), based on the Company's historical retention rate, giving consideration to additional business obtained or obtainable as a result of entering new markets through the acquisition of existing contracts. The service contracts were being amortized on a straight-line basis over their remaining lives, up to a maximum of five years. See Note F for a discussion of intangible impairment charges recorded in 2001.

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

         Recent Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for in either income or comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June

15, 2000. The Company adopted this Statement on April 1, 2001, and it did not have a material effect on its financial statements as the Company does not currently participate in any derivative instruments.

NOTE B - PENDING FEDERAL TAKE OVER OF PRE-BOARD SCREENING FUNCTIONS
         ----------------------------------------------------------

         The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President of the United States has signed legislation to make all airport pre-board screeners federal employees by the end of 2002 (the "Federal Takeover Legislation"). The Federal Takeover Legislation will result in a significant loss of revenues and margin of the Company. The Company believes that the impact of the loss of such a significant portion of business on the Chapter 11 process and future cash flow from operations may preclude the Company from continuing to operate as a going concern. The following pro forma statement of operations for fiscal 2002 indicates the Company's best estimate of the financial impact of the loss of the pre-board screening functions.

                                              Fiscal Year Ended March 31, 2002
                                             ------------------------------------
                                                           Pre-Board     Other
                                             Consolidated  Screening  Operations*
                                             ------------------------------------
Net operating revenues                         $ 211,477   $ 108,729   $ 102,748
Cost of revenues                                 184,424      95,085      89,339
                                             ------------------------------------
      Gross Margin                                27,053      13,644      13,409
Selling, general and administrative expenses      22,994       4,574      18,420
Retention costs and deferred costs                   684           -         684
Loss on impairment of fixed assets                   974           -         974
      Operating Income (Loss)                  $   2,401   $   9,070   $  (6,669)
                                             ====================================

      * Consists of Commercial Security Services and Aviation Services for skycap, cabin services, wheelchair services, baggage handling and positve claim and United Kingdom operations, all of which have been liquidated subsequent to year end.

         Pursuant to the Federal Takeover Legislation, responsibility for pre-board screening functions changed from the airlines to the federal government on February 17, 2002. Currently, the federal government is contracting with existing providers to continue to provide these functions for the federal government at least until the government has the infrastructure in place to hire as direct federal employees all persons who would act as pre-board screeners. The Company has entered into an arrangement with the federal government (the "FAA Agreement") to continue providing these functions with necessary funding provided by the federal government during this interim period. The Company does not have any agreements with its banks to provide funding for pre-board screening costs during this interim period.

         The Company does not believe that administrative costs can be reduced enough to offset the loss of pre-board screening revenue and margin. The corporate administrative expense infrastructure necessary to support operations and corporate governance as a public company limits the expense reductions needed to offset the loss of pre-board screening revenue and margin. Therefore, the Company subsequent to March 31, 2002 through the Bankruptcy Court marketed and sold the Company's non pre-board Aviation business and Commercial Security business. In addition, the Company also sold the United Kingdom operations. See Note U. The Company's only remaining business is providing pre-board screening services to the government, and this revenue is temporary as the government is required by law to take over the pre-board screening process with federal employees by November 18, 2002. Although there can be no assurance, the Company does not anticipate that the sale of the assets of the Company and its short term government contract will generate sufficient proceeds to satisfy all pre-petition obligations or provide any return to stockholders. It is not known at this time if the government will provide any compensation to the Company for the loss of the pre-board screening revenues.

         The FAA Agreement provides for the funding necessary for the Company to continue to provide pre-board screening services to the government since the Company's financing with the banks did not provide funding for this activity.

The FAA Agreement restricts the use of funds and assets to finance only pre-board activities and certain corporate governance costs and the related liabilities. The customer deposit related to the FAA Agreement has been segregated on the balance sheet as Restricted customer deposit. Any residual cash generated from the profits generated under the FAA Agreement will become available for general corporate purposes upon the termination of the current agreement, which by law will be no later than November 18, 2002.

NOTE C - LIABILITIES SUBJECT TO COMPROMISE
         ---------------------------------

         Liabilities of the Company that existed at the time of the filing of the petition under Chapter 11 on September 13, 2001 are classified as liabilities subject to compromise and debtor in possession secured debt subject to compromise. With the exception of the liabilities of the non- filing subsidiaries, all liabilities as of the filing date have been classified as liabilities subject to compromise and have been deferred. The Bankruptcy Court authorized payments of pre-petition wages and certain employee benefits and certain taxes, which amounted to approximately $5.4 million.

Liabilities subject to compromise at March 31, 2002 were as follows:

         Accounts payable                                             $   5,271
         Accrued payroll and sales taxes                                    612
         Accrued workers compensation liability                           1,475
         Accrued FAA fines and damage claims                              1,970
         Unclaimed wages                                                    921
         Accrued legal and litigation reserves                              932
         Customer deposits/unapplied payments                               802
         Accrued port authority fees                                        551
         Accrued state income and franchise taxes                           229
         Accrued employee commissions and bonuses                           109
         General reserves for contingent/unliquidated claims              2,624
                                                                      ---------
Liabilities subject to compromise                                     $  15,496
                                                                      =========

Debtor in possession secured debt subject to compromise               $  25,783
                                                                      =========

NOTE D - DEBTORS CONDENSED COMBINED FINANCIAL STATEMENTS
         -----------------------------------------------

         The following unaudited condensed combined financial statements of the Debtors were prepared on the same basis as the consolidated financial statements and are presented below in accordance with SOP 90-7:

STATEMENT OF OPERATIONS

                                                              Fiscal Year Ended
                                                                March 31, 2002
                                                                --------------
Revenues                                                           $ 208,159
Cost of revenues                                                     181,957
                                                                   ---------
Gross Margin                                                          26,202
                                                                   ---------
Selling, general and administrative                                   22,548
Retention costs, deferred costs, specific bad debt reserve               684
                                                                   ---------
Operating Income                                                       2,970
                                                                   ---------
Bankruptcy costs                                                       1,934
Interest expense                                                       2,373
                                                                   ---------
Loss before income taxes                                              (1,337)
                                                                   ---------
Benefit for income taxes                                              (1,307)
                                                                   ---------
Net Loss                                                           $     (30)
                                                                   =========


     BALANCE SHEETS
                                              March 31, 2002     March 31, 2001
                                              --------------     --------------
Cash                                             $     68           $      1
Accounts receivable, net                           45,102             25,023
Income tax receivable                               1,400                  -
Restricted customer deposit                        14,888                  -
Intercompany receivable                             2,719              2,841
Assets held for sale, net                             630                  -
Other current assets                                3,550              1,977
                                                 --------           --------
  Total Current Assets                             68,357             29,842
                                                 --------           --------

Property and equipment, net                         1,054              2,466
Other assets                                        1,564                118
                                                 --------           --------
  Total Assets                                   $ 70,975           $ 32,426
                                                 ========           ========


Accounts payable and accrued liabilities         $ 17,575           $ 26,879
Customer deposit                                   29,518                  -
Credit facility                                         -             22,951
                                                 --------           --------
  Total current liabilities                        47,093             49,830
                                                 --------           --------
Liabilities subject to compromise                  15,496                  -
Debtor in possession secured debt                  25,783                  -
Shareholders' Deficit                             (17,397)           (17,404)
                                                 --------           --------
  Total Liabilities and Shareholders' Deficit    $ 70,975           $ 32,426
                                                 ========           ========

STATEMENT OF CASH FLOWS

                                                                     Fiscal Year Ended
                                                                       March 31, 2002
                                                                     ------------------
Operating Activities:
     Net Loss                                                           $   (30)
     Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
        Depreciation                                                      1,214
        Changes in working capital:
           Accounts receivable                                           (5,450)
           Income tax receivable                                         (1,400)
           Other assets                                                  (3,023)
           Accounts payable, accrued expenses and
               liabilities subject to compromise                          5,606
           Bankrupcty expenses                                            1,934
           Less: bankruptcy expenses paid                                (1,197)
                                                                        -------
      Net Cash Used for Operating activities                             (2,346)
                                                                        -------

Investing Activities:
     Additions to property and equipment                                   (421)
     Proceeds received from sale of equipment                                 2
                                                                        -------
      Net cash used for investing activities                               (419)
                                                                        -------

Financing Activities:
     Net borrowings on note payable to bank                               2,832
                                                                        -------
                                                                          2,832
                                                                        -------

     Net increase in cash                                                    67
Cash and cash equivalents at beginning of period                              1
                                                                        -------
Cash and cash equivalents at end of period                              $    68
                                                                        =======


NOTE E - GOING CONCERN
         -------------

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities, including any commitments and/or contingent liabilities, in the normal course of business. The Company (see Note A), will lose a significant source of revenue when the federal government takes over the pre-board screening functions at airports (see Note B) and has incurred a loss from operations for fiscal 2002, fiscal 2001, and fiscal 2000, and has negative net worth. In addition, operations generated negative cash flow for fiscal 2002 and 2001. These factors, combined with the sale of the remaining Aviation services, Commercial Security and the United Kingdom operations raise substantial doubt about the Company's ability to continue as a going concern. However, in management's view, should the Company not continue as a going concern, the recoverability of assets or settlement of liabilities would not differ significantly from those presented in the accompanying financial statements.

NOTE F - IMPAIRMENT
         ----------

         Management of the Company regularly evaluates the recoverability of its goodwill and long-lived assets (including identifiable intangibles) under Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of." In fiscal 2001, several events and changes in circumstances occurred that indicated the Company's identifiable intangibles, goodwill and other long-lived assets should be assessed for impairment. These events included the current operating losses of the Company combined with those for the last two fiscal years, negative cash flow from operations in fiscal 2001 and fiscal 2000, a decrease in the market value of the identifiable intangible assets, the significant loss of acquired contracts during the last two fiscal years, and changes in the business climate that made the business less attractive to third party service providers. More specifically in the fourth quarter of fiscal 2001, the Company was unable to consummate an investment transaction with a third party that would have provided additional financing.

         To assess impairment of identifiable intangibles, goodwill, and other long-lived assets, management projected undiscounted future cash flows to determine whether the carrying amount of the assets can be recovered over their remaining life and determined that the projected cash outflows exceeded the projected cash inflows. Based on the assessments made, management believed that in the fourth quarter of fiscal 2001 there had been a significant impairment of the Company's intangibles. The Company determined that the intangibles were completely impaired and recorded a loss on impairment of intangibles of $29.0 million in fiscal 2001.

         Based on the sale of the United Kingdom operations subsequent to March 31, 2002 (See Note U) the Company determined that the fixed assets of the United Kingdom subsidiary were impaired and recorded a loss on impairment of long lived fixed assets of approximately $974,000 in fiscal 2002.

NOTE G - FOREIGN OPERATIONS
         ------------------

         During the third quarter of fiscal 2000, management decided to abandon all operating activities, consisting of aviation services, in the Philippines and fully reserved all the receivables associated with its Philippines operations. Based on management's analysis of the realizabilty of the Philippines operation's receivables, the Company recorded an additional allowance for doubtful accounts of approximately $130,000 at March 31, 2000.

NOTE H - FINANCING ARRANGEMENT
         ---------------------

         Prior to the Company's Chapter 11 Filing, the Company's credit facility was comprised of a $26.5 million facility secured by substantially all accounts receivable, equipment, and other assets. The interest rate on borrowings was prime plus 3.0%. Subsequent to the Chapter 11 Filing, the Company's banks, agreed to provide Debtor in Possession financing (the "DIP Financing") as approved by Bankruptcy Court order (the "Financing Order"). The DIP Financing incorporates the existing credit facility and provides for borrowings up to $30.4 million subject to collateral and expenditure limitations. The interest rate remains at prime plus 3.0%. The banks continued to fund the Aviation Services and Commercial Security operations until these assets were sold to March 31, 2002. See Note U. The Financing Order expired on May 31, 2002.

         As part of the Company's FAA Agreement, the federal government has provided the necessary funding in advance to maintain ongoing pre-board screening functions subsequent to February 18, 2002. The funding from the federal government for pre-board services provided is included in the consolidated balance sheet as Restricted customer deposits as of March 31, 2002. The Company no longer utilizes the DIP Financing to fund remaining operations.

         During fiscal 2001, the interest rate to be charged on borrowings was prime plus 0.75%, if the loan was repaid by December 31, 2000. The credit facility also contained a provision that if the loan was not repaid by December 31, 2000, the interest rate charged on borrowings was prime plus 1.25%, retroactive to April 2000. The one-time retroactive interest rate adjustment resulted in the Company recognizing in the third quarter of fiscal 2001 a charge of approximately $86,000, of which approximately $29,000 was applicable to both the first and second quarters of fiscal 2001. Effective January 1, 2001 the interest rate charged on borrowings was increased to prime plus 1.5% and effective in July 2001 the interest rate charged on borrowings was increased to prime plus 3.0%. Subsequent to the Chapter 11 Filing the Company has not paid any interest to the bank, and the related debt is classified as Debtor in Possession Secured Debt Subject to Compromise in the accompanying
Consolidated Balance Sheet.

         As of June 15, 2002, the Company's outstanding obligation to the banks was $4.0 million, paid down through Bankruptcy Court approval from the proceeds of the sale of Aviation Services, Commercial Security operations, and UK operations. See Note U.

         In fiscal 2001, the Company recorded a warrant liability amounting to $300,000 related to the put option associated with warrants granted to the banks. Interest expense was charged for the accretion of the put option feature from the grant date to the end of fiscal 2001.

NOTE I - LEASE OBLIGATIONS
         -----------------

         The Company leases certain equipment and facilities under operating leases that expire at various dates. The future minimum lease commitments under these operating leases are as follows:

         YEARS ENDED MARCH 31,
         ---------------------

         2003................................................   $      927
         2004................................................          469
         2005................................................          112
         2006 and thereafter.................................           --
                                                                ----------

         Total Future Minimum Lease Commitments..............   $    1,508
                                                                ==========

         Rent expense incurred under operating leases was $2.7 million, $2.9 million and $3.8 million for the years ended March 31, 2002, 2001 and 2000, respectively.

NOTE J - LITIGATION
         ----------

         The Company is subject to on-going legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters cannot be reasonably estimated at this time, these actions, when ultimately settled or adjudicated, will not, in the opinion of management, have a material adverse effect on the financial condition or results of operations of the Company. The Company has accrued for matters where management has determined that it is probable a liability for which a loss or range of loss can be reasonably estimated, has been incurred. The Company does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the Company's business, assets, financial condition or results of operations, however, in the event any of the foregoing litigation results in an award of money damages against the Company, given the Company's liquidity situation, any award could adversely affect the financial condition of the Company. Although there can be no assurance, the Company does not anticipate that its short-term government contract and the sale of the assets of the Company will generate sufficient proceeds to satisfy all pre-petition obligations.

American Investigative litigation
---------------------------------

         In 1999, American Investigative & Security Services, Inc ("AISS") filed suit against the Company in the District Court of Harris County, Texas 281st Judicial District, in a case captioned American Investigative & Security Services, Inc. v. International Total Services Inc., Case No. 1999-55576. In that case, AISS alleged that the Company was obligated to pay AISS for certain commercial security contracts that AISS had obtained for the Company under an addendum to a purchase agreement between AISS and the Company for the acquisition of commercial security services contracts from AISS. In May 2001, the Company entered into a compromise and settlement agreement and release with AISS. The settlement provides for the Company to pay AISS a total of $450,000, without interest, in 17 monthly installments commencing in May 2001. The Company has recorded this liability at March 31, 2001 and had expensed this amount as a component of the loss on impairment of intangibles.

Voting Trustee litigation
-------------------------

         On September 18, 2001, Robert A. Weitzel filed suit against H. Jeffrey Schwartz, J. Jeffrey Eakin and John P. O'Brien as Trustees of the Voting Trust, in the court of common pleas in Cuyahoga County, Ohio. (Case # 448850, Judge Shirley Strickland Saffold). The suit was subsequently removed to the Bankruptcy Court. The suit alleges certain breaches of fiduciary duties by the Trustees and requests damages of $25.0 million. The Company is obligated to indemnify the Voting Trustees in accordance with the terms of the Voting Trust Agreement. Such indemnification obligations are covered by insurance subject to certain deductibles. In connection with the Company's indemnification obligations and as a retention incentive for the Trustees, directors and officers of the Company, the Company established a $500,000 Indemnification and Retention Trust (the "Trust") for the Trustees, directors and officers of the Company. In addition to serving as a retention incentive, the Company believes the cost of the Trust was prudent given the excessive cost of obtaining adequate fiduciary liability insurance and directors and officer's liability insurance at reasonable deductible levels. In the second quarter of fiscal 2002, the Company expensed the entire $500,000 funded to the Trust.

Weitzel litigation
------------------

         On September 25, 2001, the Company filed suit against Robert A. Weitzel and his son Robert P. Weitzel in the Bankruptcy Court. The suit alleges a breach of the Retirement and Consulting Agreement, a breach of their obligations of good faith and fair dealing, tortious interference with contract, tortious interference with prospective business relationships, and unfair competition. The Company is seeking compensatory damages in an amount in excess of $25.0 million plus interest and damages in the amount of the payments to Weitzel under the Retirement and Consulting Agreement. See Note N.

NOTE K - SELF INSURANCE RESERVES
         -----------------------

         The Company carries insurance for workers compensation and general liability matters. The Company self-insures all employees except for those in states that require coverage under the state's workers' compensation funds. The self insurance coverages have deductibles of $250,000 per occurrence.

         The Company has prepaid workers' compensation claims, claims incurred but not reported, and premiums of approximately $1.4 million at March 31, 2002 which is included in Security Deposits and Other in the accompanying Consolidated Balance Sheet. At March 31, 2001, the Company had approximately $1.4 million accrued for workers' compensation claims arising in prior fiscal years which is included in Accrued payroll and employee benefits in the accompanying Consolidated Balance Sheet. The Company has an accrued liability for litigation matters that have arisen in the normal operation of the Company of approximately $95,000 and $1.0 million at March 31, 2002 and March 31, 2001, respectively, which is included in Other accrued expenses. Accrued liability for litigation matters prior to the Chapter 11 Filing are included in Liabilities Subject to Compromise. See Note C.

NOTE L - OTHER ACCRUED EXPENSES
         ----------------------

         Other accrued expenses includes the following at March 31:


                                                                       2002           2001
                                                                       ----           ----
Legal and professional (including litigation reserves)............. $     449    $   1,523
Accrued interest...................................................     1,415          260
FAA fines and aircraft damages.....................................        24        1,851
Accrued bankruptcy costs...........................................       737           --
Other accrued accounts, individually below $1.5 million ...........     1,858        4,515
                                                                    ---------    ---------
        Total other accrued expenses............................... $   4,483    $   8,149
                                                                    =========    =========

NOTE M - INCOME TAXES

         The components of loss before income taxes and provision/(benefit) for income taxes from both continued and discontinued operations consist of the following:

                                                           YEARS ENDED MARCH 31,
                                                         2002        2001        2000
                                                       --------    --------    --------
LOSS BEFORE INCOME TAXES
   Domestic ..................................         $ (1,337)   $(34,541)   $(14,359)
   Foreign ...................................             (566)     (1,145)        394
                                                       --------    --------    --------
         Total ...............................         $ (1,903)   $(35,686)   $(13,965)
                                                       ========    ========    ========
PROVISION FOR INCOME TAXES
CURRENT TAX (BENEFIT)/EXPENSE:
   Federal ...................................         $    (88)   $ (3,058)   $ (3,437)
   State .....................................               94         133         100
   Foreign ...................................              206         130         (24)
                                                       --------    --------    --------
   Total current .............................              212      (2,795)     (3,361)

DEFERRED TAX BENEFIT:
   Federal ...................................             (129)     (8,535)       (228)
   State .....................................              (38)     (2,045)       (200)
                                                       --------    --------    --------
      Total deferred .........................             (167)    (10,580)       (428)
                                                       --------    --------    --------
      Total provision before valuation allowance
         on net deferred tax assets ..........               45     (13,375)     (3,789)
      Valuation allowance on net deferred tax
         assets ..............................           (1,146)     13,638       2,839
                                                       --------    --------    --------
Total (benefit)/provision for income taxes ...         $ (1,101)   $    263    $   (950)
                                                       ========    ========    ========

         As a result of the taxable loss incurred in the year ended March 31, 2000, the Company was able to carry back a significant portion of these losses to prior years to obtain a refund of taxes paid. The Company received $3.0 million in May 2000 related to the carry back of these losses. As a result of the taxable loss incurred in the year ended March 31, 2001 and a change in the tax laws to extend the carry back of losses to five years, the Company has applied for a refund of taxes paid of approximately $1.4 million.

         A reconciliation of the provision for income taxes computed at the United States federal statutory tax rate to the Company's effective tax rate is as follows:

                                                              YEARS ENDED MARCH 31,
                                                              ---------------------
                                                          2002         2001         2000
                                                          ----         ----         ----

Tax at U.S. federal income tax rate (34%) ...           $   (647)    $(12,133)    $ (4,748)
Valuation allowance .........................             (1,146)      13,638        2,839
State income taxes--net of U.S. federal tax
   benefit ..................................                 24       (1,958)        (134)
Difference between foreign and U.S. federal
   tax rates ................................                398          519         (158)
Nondeductible items .........................                270          197          427
Other, net ..................................                 --           --          824
                                                        --------     --------     --------
                                                        $ (1,101)    $    263     $   (950)
                                                        ========     ========     ========
Effective tax rates..........................               63.9%        (0.7)%        6.8%
                                                        ========     ========     ========

         The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, any future repatriations will be covered by U.S. net operating loss carry forwards.

         Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of deferred tax assets and liabilities relate to the following at March 31:

                                                         2002        2001
                                                         ----        ----
DEFERRED TAX ASSETS:

   Accrued workers' compensation                       $    590    $    418
   Accrued legal expenses                                   373         372
   Deferred compensation                                     14          14
   Amortization of intangibles                              193         193
   Impairment of goodwill                                11,602      11,602
   Allowance for doubtful accounts                          328         247
   State income taxes                                       121         112
   Net operating loss carryforward                        2,549       3,847
   Other accruals not currently deductible                1,627       1,205
   Other                                                    156         754
                                                       --------    --------
   Total Deferred Tax Asset                              17,553      18,764
                                                       --------    --------
DEFERRED TAX LIABILITIES:
   Depreciation                                             504         569
                                                       --------    --------
   Total Deferred Tax Liabilities                           504         569
                                                       --------    --------
   Net Deferred Tax Asset before Valuation Allowance     17,049      18,195
      Less: Valuation Allowance                         (17,049)    (18,195)
                                                       --------    --------
      Net Deferred Income Taxes                        $     --    $     --
                                                       ========    ========

         The Company periodically reviews the need for a valuation allowance against certain deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based upon a review of earnings history, taxes paid, and projected tax losses for fiscal 2002, the Company maintains a valuation allowance of $17.0 million and $18.2 million in fiscal 2002 and 2001, respectively. The valuation allowance was provided primarily against the net deferred tax assets relating to significant accruals and net operating loss carry forwards for which utilization is uncertain, since the Company is unable to determine, at this time, that the generation of future taxable income can be predicted to be more likely than not. The provision for the valuation allowance was reduced $1.1 million for the year ended March 31, 2002 and was increased $13.6 million for the year ended March 31, 2001. At March 31, 2002, the Company has an estimated net operating loss carryforward for tax purposes of approximately $6.4 million which expires if not utilized prior to fiscal 2009.

NOTE N - COMMON STOCK AND RELATED PARTY TRANSACTIONS
         -------------------------------------------

         The Company has authorized common stock (the "Common Stock") at March 31, 2002 of 20,000,000 shares. The Common Stock has one vote per share.

         Delisting of Common Shares

         On July 1, 1999, the Company was informed by the Nasdaq Stock Market that trading of its Common Stock on that market would be halted pending the receipt and review of additional information in accordance with its Marketplace Rules. The primary cause for the halt was the Company's failure to timely file the Company's Form 10-K for the fiscal year ended March 31, 1999, which was originally due on or before July 1, 1999. On September 15, 1999, after an oral hearing on September 9, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market. On October 26, 1999 price quotes for the Company's Common Stock began appearing in the Electronic Quotation System of the National Quotation Bureau LLC. Although the Company is now current for all Securities and Exchange Commission filings, the Company does not meet the requirements necessary for relisting on the Nasdaq Stock Market.

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

NOTE O - DISCONTINUED OPERATIONS
         -----------------------

         At the end of fiscal 2000, the Company began evaluating the possibility of exiting the Security Products Distribution segment to focus on its core businesses of Aviation Staffing Services and Commercial Security Staffing Services. In March 2000, in conjunction with this strategy, the Company completed the disposition of one of the subsidiaries in the segment, which had been acquired in the first quarter of fiscal 2000. The revenue of this subsidiary represented a major portion of the Security Products Distribution segment. The Company reported a $0.8 million loss on the sale of this subsidiary in the fourth quarter of fiscal 2000.

         In the third quarter of fiscal 2001, the Company discontinued its Security Products Distribution segment operations. The Company completed the remaining open projects and abandoned or liquidated the remaining assets for nominal proceeds. The Company recorded a loss on the disposal and abandonment of fixed assets and obsolete inventory of approximately $292,000.

         The summarized results of discontinued operations and related effect per common share are as follows:

                                                      YEAR ENDED MARCH 31,
                                                         2001       2000
                                                      -------    -------

Net operating revenues .........................      $ 2,116    $ 8,631
Cost of revenues ...............................        2,198      6,467
                                                      -------    -------
                  GROSS MARGIN .................          (82)     2,164
Selling, general and administrative expenses ...           55      1,316
                                                      -------    -------
                  OPERATING INCOME/(LOSS) ......         (137)       848
Interest income-net ............................           --         13
Loss on disposal of assets-net .................         (733)      (799)
                                                      -------    -------
                  INCOME/(LOSS) BEFORE INCOME
                    TAXES ......................         (870)        62
Provision for income taxes .....................           --         25
                                                      -------    -------
                  NET INCOME/(LOSS) ............      $  (870)   $    37
                                                      =======    =======
Net income/(loss) per share:
   Basic .......................................      $ (0.13)   $  0.01
                                                      =======    =======
   Diluted .....................................      $ (0.13)   $  0.01
                                                      =======    =======


         At March 31, 2001, the Company's Consolidated Balance Sheet contained liabilities of approximately $0.2 million and no material assets for the Security Products Distribution segment.

NOTE P - NET LOSS PER SHARE
         ------------------

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

                                                       2002    2001    2000
                                                       ----    ----    ----

Basic common shares (weighted average) ......          6,802   6,751   6,683
Dilutive stock options ......................              -       -      --
                                                       -----   -----   -----
Diluted common shares .......................          6,802   6,751   6,683
                                                       =====   =====   =====

There were no dilutive stock options outstanding at March 31, 2002, 2001, and 2000.

NOTE Q - LONG-TERM INCENTIVE PLAN
         ------------------------

         In September 1997, the Company adopted the Long-Term Incentive Plan (the "Plan") for its officers and directors. The Company accounts for the Plan under APB Opinion No. 25 and related interpretations. The Plan allows the Company to grant options to officers and directors for up to 500,000 common shares. Options currently outstanding become exercisable one to five years from the grant date and expire 10 years after the grant date. The options are exercisable at the market price of the Company's common shares on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share for the years ended March 31, 2002, 2001, and 2000 would have been reduced (increased) to the proforma amounts indicated below.

                                            YEARS ENDED MARCH 31,
                                            ---------------------
                                       2002        2001           2000
                                       ----        ----           ----

NET LOSS
      As reported ...............   $  (802)     $ (35,949)    $(13,015)
      Proforma ..................   $  (826)     $ (35,849)    $(12,840)
NET LOSS PER SHARE--BASIC
      As reported ...............   $ (0.12)     $   (5.32)    $  (1.95)
      Proforma ..................   $ (0.12)     $   (5.31)    $  (1.92)

NET LOSS PER SHARE--DILUTED
      As  reported ..............   $ (0.12)     $   (5.32)    $  (1.95)
      Proforma ..................   $ (0.12)     $   (5.31)    $  (1.92)

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

         A summary of the status of the Company's plan as of and for the years ended March 31, 2002, 2001 and 2000 are as follows:

                                                 2002                  2001                    2000
                                                 ----                  ----                    ----

                                                     Weighted                Weighted                 Weighted
                                                       Ave.                    Ave.                     Ave.
                                                     Exercise                Exercise                 Exercise
                                                       Price                   Price                   Price
                                           Shares    per share   Shares      per share    Shares     per share
                                           ------     -------      ----      -------      -------     -------

Options outstanding at beginning of year      307     $  3.52       289      $  3.88      $  9.17         247
Granted                                        --          --        25         1.41          200        0.78
Forfeited
                                               --          --        (7)       11.25         (158)       7.95
                                           ------     -------   -------      -------      -------     -------
Options outstanding at end of year            307     $  3.52       307      $  3.52          289     $  3.88
                                           ======     =======   =======      =======      =======     =======
Options exercisable at end of year            307                   285                       238
                                           ======               =======                   =======
Weighted average fair value of options
     Granted during the year                $  --               $  0.64                   $  0.44
                                           ======               =======                   =======

Weighted average remaining contractual
     Life (Years)                            7.39                  8.39                      9.30
                                           ======               =======                   =======


         There were no options exercised during fiscal 2002, 2001 or 2000. The exercise prices of outstanding options on March 31, 2002 range from $0.625 to $11.25.

         The outstanding options expire at various dates through the year 2010. As of March 31, 2002 the following stock options were outstanding, 25,000 stock options with an exercise price of $1.41 per share, 100,000 stock options with an exercise price of $0.625 per share, 100,000 stock options with an exercise price of $0.9375, approximately 77,000 stock options with an exercise price of $11.25 per share and 5,000 stock options with an exercise price of $5.00 per share. As of March 31, 2002 there were approximately 307,000 options exercisable at a weighted average exercise price of $3.52 per share.

         In fiscal 2000, the Company granted 75,000 fully vested shares of Common Stock and 100,000 shares of restricted shares of Common Stock which vest over a four year period or upon the achievement of specified share prices over 10-day trading periods. The shares were granted in connection with an employment contract for an executive officer of the Company. In fiscal 2000, the Company recorded compensation expense of approximately $52,000 related to the fully vested share award and 10,000 shares of the 100,000 restricted share award which vested in fiscal 2000. In fiscal 2001, the Company recorded compensation expense of approximately $13,000 related to the fully vested share award and 20,200 shares of the 100,000 restricted share award which vested in fiscal 2000. In fiscal 2002, the balance of the shares vested and the Company recorded compensation expense of approximately $44,000 related to the value of the shares of Common Stock that vested. The expense in fiscal 2002, 2001 and 2000 was recorded based on the per share value at the grant date of $0.625.

NOTE R - DEFINED CONTRIBUTION PLANS
         --------------------------

         The Company and its subsidiaries have a defined contribution (401(k)) plan for substantially all employees. Employees may contribute up to 15% of their pay. Currently, the Company contributes, in cash, amounts equal to 5% of the employee's contributions, up to the first 8% of the employee's pay. The employee vests in the Company match over a five year period on a pro rata basis. The amount expensed for the Company's matching contribution to the plan in fiscal 2002, 2001, and 2000 was $40,000, $34,000, and $34,000, respectively.
Effective March 31, 2002, the Company terminated its 401(k) plan.

NOTE S - REPORTABLE SEGMENTS
         -------------------

         During fiscal 2002, the Company had two segments: Aviation Staffing Services and Commercial Security Staffing Services. The aviation services offered by the Company include skycap, baggage handling, aircraft appearance, wheelchair and electric cart operations. The Company's commercial staffing services extend beyond aviation security, and include the provision of uniformed security officers, facility access control, security consulting, special event security and security assessment to a broad range of clients.

         The Company's reportable segments were strategic business units that offered different products and services to different markets. Aviation services was treated as a separate business because of its unique marketing focus and the specialized needs of its customer base, the airline industry. Commercial security staffing services was treated as a separate business due to its focus on security services and its wide range of clients.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note A.

         The following table provides selected information about the Company's two business units. The Company makes operating decisions based on segment revenues, costs of operating revenues, gross margins, and net income. It does not make operating decisions based on the level of assets held by a segment.

                             SEGMENT DISCLOSURE DATA

                                                                                            COMMERCIAL
                                                                            AVIATION         SECURITY
                                                                            STAFFING         STAFFING
FOR THE YEAR ENDED MARCH 31, 2002                                           SERVICES         SERVICES           TOTALS
----------------------------------                                          --------         --------           ------
Net operating revenues ..............................................    $   171,436      $    40,041       $   211,477
Cost of revenues.....................................................    $   151,391      $    33,033       $   184,424
Gross margin ........................................................    $    20,045      $     7,008       $    27,053
Net Income/(loss)....................................................    $     1,503      $    (2,305)      $      (802)

FOR THE YEAR ENDED MARCH 31, 2001
---------------------------------
Net operating revenues ..............................................    $   146,073      $    40,125       $   186,198
Cost of revenues.....................................................    $   132,091      $    32,349       $   164,440
Gross margin ........................................................    $    13,982      $     7,776       $    21,758
Net loss.............................................................    $   (18,054)     $   (17,025)      $   (35,079)

FOR THE YEAR ENDED MARCH 31, 2000
---------------------------------
Net operating revenues...............................................    $   158,603      $    47,406       $   206,009
Cost of revenues.....................................................    $   149,636      $    39,268       $   188,904
Gross margin ........................................................    $     8,967      $     8,138       $    17,105
Net loss.............................................................    $   (10,143)     $    (2,909)      $   (13,052)

DISCLOSURE ABOUT MAJOR CUSTOMERS

         Revenues from the Company's largest customer were approximately 10.4%, 15.0% and 23.8% of net operating revenues for the years ended March 31, 2002, 2001, and 2000, respectively. Accounts receivable from the largest customer were 7.5% and 13.0% of net accounts receivable at March 31, 2002 and 2001, respectively.

         Subsequent to February 18, 2002, with the take over of pre-board screening, the federal government will become the Company's largest customer, see Note B. Revenues from the government pre-board screening contract were approximately 9.8% of net operating revenues for the year ended March 31, 2002.

         Furthermore, five airline customers and the federal government accounted for approximately 42.7%, 41.2% and 48.4% of net operating revenues for the years ended March 31, 2002, 2001 and 2000, respectively, and accounted for 73.1% and 37.2% of net accounts receivable at March 31, 2002 and 2001, respectively.

         Following the Federal Take Over Legislation and the sale of the Aviation Services, Commercial Security operations, and the UK operations (See Note U) the Company's sole remaining customer is the federal government.

NOTE T - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         ------------------------------------------

         The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 2002 and 2001.

         FISCAL 2002                                            JUNE 30      SEPTEMBER 30    DECEMBER 31      MARCH 31
                                                                -------      ------------    -----------      --------

Net operating revenues.....................................   $   44,686      $   45,944      $   56,603      $   64,244
Cost of revenues...........................................       39,530          40,061          48,867          55,966
Gross margin...............................................        5,156           5,883           7,736           8,278
Bankruptcy expenses........................................           --             490             891             553
Net income/(loss)..........................................         (617)         (1,424)            538             701
Net income/(loss) per share:
   Basic...................................................   $    (0.09)     $    (0.21)     $     0.08      $     0.10
   Diluted.................................................        (0.09)          (0.21)           0.08            0.10


         FISCAL 2001                                            JUNE 30      SEPTEMBER 30    DECEMBER 31       MARCH 31
                                                                -------      ------------    -----------       --------

Net operating revenues.....................................   $   49,791      $   47,499      $   45,003      $   43,905
Cost of revenues...........................................       44,332          42,685          38,928          38,495
Gross margin...............................................        5,459           4,814           6,075           5,410
Net loss from continuing operations........................       (1,345)         (1,390)         (1,718)        (30,626)
Discontinued operations....................................          (74)            162            (957)             (1)
Net loss...................................................       (1,419)         (1,228)         (2,675)        (30,627)
Net loss per share from continuing operations:
   Basic...................................................   $    (0.20)     $    (0.21)     $    (0.25)     $    (4.53)
   Diluted.................................................        (0.20)          (0.21)          (0.25)          (4.53)
Net income/(loss) per share from discontinued operations:
   Basic...................................................   $    (0.01)     $     0.02      $    (0.14)     $    (0.00)
   Diluted.................................................        (0.01)           0.02           (0.14)          (0.00)
Net loss per share:
   Basic...................................................   $    (0.21)     $    (0.19)     $    (0.39)     $    (4.53)
   Diluted.................................................        (0.21)          (0.19)          (0.39)          (4.53)


NOTE U - SUBSEQUENT EVENTS
         -----------------

         Subsequent to March 31, 2002, the Company completed the sale of its Aviation Services business, Commercial Security business and its United Kingdom operations (collectively, the "Chapter 11 Dispositions").

         The sale of the Aviation Services business closed effective April 1, 2002. The Company sold all of the Aviation Services contracts and related fixed assets. The purchase price was $1.5 million. The Company recorded a net gain on the disposition of $1.0 million in April 2002.

         Effective April 29, 2002, the Company sold its Commercial Security business. The sale included all the Commercial Security contracts, all fixed assets used in the Commercial Security business and all of the eligible accounts receivable related to Commercial Security customers as defined in the purchase agreement with the buyer assuming all of the accrued payroll and payroll taxes associated with the Commercial Security business. The purchase price was $4.8 million. The Company recorded a net gain on the disposition of $1.5 million in April 2002.

         Effective May 24, 2002 the Company sold all the assets and liabilities of its United Kingdom subsidiary for approximately $800,000. The Company recorded a net loss on the disposition of $1.0 million in March 2002.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

            COLUMN A                                   COLUMN B      COLUMN C                  COLUMN D         COLUMN E
            --------                                   --------      --------                  --------         --------

                                                      BALANCE AT     ADDITIONS                                 BALANCE AT
                                                       BEGINNING    CHARGED TO                                   END OF
           DESCRIPTION                                 OF PERIOD     EXPENSES         OTHER   DEDUCTIONS         PERIOD
           -----------                                 ---------     --------         -----   ----------         ------


Year Ended March 31, 2002 (d)
-----------------------------
Self Insurance Reserve........................          $2,125        $7,513                  $7,136 (a)         $2,502
Reserve for FAA Fines and Aircraft Damage.....           1,851           688            -        562 (b)          1,977
Allowance for Doubtful Accounts...............             554         1,528            -      1,262 (c)            820

Year Ended March 31, 2001
-------------------------
Self Insurance Reserve........................          $3,835        $5,130                  $6,840 (a)         $2,125
Reserve for FAA Fines and Aircraft Damage.....           1,760           978            -        887 (b)          1,851
Allowance for Doubtful Accounts...............             474         2,170            -      2,090 (c)            554

Year Ended March 31, 2000
-------------------------
Self Insurance Reserve........................          $5,335        $6,490            -     $7,990 (a)         $3,835
Reserve for FAA Fines and Aircraft Damage.....           1,329         1,426            -        995 (b)          1,760
Allowance for Doubtful Accounts...............             513           989            -      1,028 (c)            474

(a)       Cash payments of insurance premiums and claims, net of prepayments.
(b)       Cash payments made for fines and reduction of claims.
(c)       Trade receivables written off.
(d)       Amounts for fiscal 2002 includes pre-petition reserves.