Form 10-Q
period 2002-06-30
INTERNATIONAL TOTAL SERVICES INC
filed 2002-08-14
CIK 1040993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                        Yes  |X|    No
                                            -----      -----

As of August 13, 2002, the Registrant had 6,837,494 Common Shares issued and outstanding.

               INTERNATIONAL TOTAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1           Financial Statements..........................................................     3

ITEM 2           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations....................................................     3

PART II      OTHER INFORMATION

ITEM 6           Exhibits and Reports on Form 8 - K............................................     4

Signatures                .....................................................................     5


ITEM 1. FINANCIAL STATEMENTS

     INTENTIONALLY OMITTED PURSUANT TO RULE 12b-21--SEE ITEM 2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Until the end of fiscal 2002 (March 31, 2002), International Total Services, Inc., (the "Company") was a significant domestic provider of aviation contract support services and also a provider of commercial security staffing services. The Company provided services to customers in more than 150 cities in the United States and the United Kingdom. Aviation services offered by the Company included pre-board screening, skycap, baggage handling and aircraft appearance services, and wheelchair and electric cart operations (collectively, except for pre-board screening, "Aviation Services"). The Company's security services extended beyond aviation security, and included the provision of commercial security staffing services to government and business clients, hospitals, arenas and museums ("Commercial Security").

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

     The terrorist attack on September 11, 2001 has led to a complete reevaluation of the respective roles of the federal government and the private sector in providing security services at airports. The President of the United States has signed legislation to make all airport pre-board screeners federal employees before the end of 2002 (the "Federal Takeover Legislation").

     Because the Company did not believe that it could reduce administrative costs enough to offset the elimination of pre-board screening revenues and margin due to the Federal Takeover Legislation, in early 2002, the Company, through the Bankruptcy Court, marketed and sold the Aviation Services business, the Commercial Security business and the United Kingdom operations. The results of the Company's operations are thus no longer comparable in any meaningful way to the results in prior reporting periods.

     The Company's only remaining business is providing pre-board screening services to the federal government, and this revenue is temporary as the federal government is required by law to take over the pre-board screening process with federal employees by November 18, 2002. Since, among other reasons, this source of revenue has a fixed termination, the Company believes that the proper financial presentation for the Company is now a liquidation format, adding to the effort and expense of preparing financial statements, and making them even less comparable with prior periods. Under any reasonable assumptions, the Company's current liquidation analyses cause it to believe that its shareholders will not be entitled to any recovery for their shares of the Company's stock.

     On or about August 1, 2002, the Company ceased its client-auditor relationship with Arthur Andersen, LLP ("Andersen"), the independent accountant which had been engaged by the Company for prior fiscal years. This change occurred as a result of Andersen being unable to perform future audit services for the Company. Applicable regulations under the federal securities laws require review of interim financial statements (including those ordinarily filed with a Form 10-Q) by a reporting issuer's outside independent accountants. The Company does not believe that it can reasonably expend the funds necessary to pay for the requisite review of the required financial statements or to otherwise pay to engage new independent accountants especially since the Company will cease receiving revenues prior to the end of this fiscal year and intends to wind up its affairs as soon as possible.

     Senior management of the Company, already at significantly-reduced staffing levels, have been and continue to be fully occupied by (1) matters relating to the asset sales and associated transitional service periods, (2) the contract with the federal government, which involves substantial amounts of paperwork and intense management during the wind-down phase in which the federal government is steadily taking over the screening workforce, and (3) administration of the Chapter 11 case, including the attempted negotiation of a plan of reorganization and resolutions of all pertinent claims.

     For all the foregoing reasons, the Company hereby omits from this Quarterly Report on Form 10-Q all financial data required to be prepared in accordance with GAAP pursuant to Regulation S-X for the period reflected herein. For each month after the filing of this Form 10-Q, the Company intends to file, pursuant to Item 5 of Form 8-K under the Securities Exchange Act of 1934, as amended, on a monthly basis, a copy of the monthly operating report (other than exhibits providing copies of individual bank account statements and reconciliations and listings of aged accounts payable and accounts receivable) filed by the Company with the Bankruptcy Court.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(a)      Exhibits:

         None

(b)      Reports on Form 8 - K

     (i) On April 3, 2002, the Company filed a Current Report on Form 8-K reporting under item 5 the issuance of a press release concerning the sale of the Company's aviation non-preboard business and including under item 7(c) a copy of the press release.

     (ii) On May 3, 2002, the Company filed a Current Report on Form 8-K reporting under item 5 the issuance of a press release concerning the sale of the Company's commercial security business and including under item 7(c) a copy of the press release.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002
---------------

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

August 14, 2002                          /s/  Mark D. Thompson
---------------                          --------------------------------------
                                         Mark D. Thompson
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

August 14, 2002                          /s/  Ronald P. Koegler
---------------                          --------------------------------------
                                         Ronald P. Koegler
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)

August 14, 2002                          /s/ Michael F. Sosh
---------------                          --------------------------------------
                                         Michael F. Sosh
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)